Form 10-Q
period 2024-11-30
MSC INDUSTRIAL DIRECT CO INC
filed 2025-01-08
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 18, 2024, 55,859,134 shares of Class A Common Stock of the registrant were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward‑looking statements may be found in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of Part I and Item 1, “Legal Proceedings” and Item 1A, “Risk Factors” of Part II of this Report, as well as within this Report generally. The words “will,” “may,” “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends” and similar expressions are intended to identify forward‑looking statements. In addition, statements which refer to expectations, projections or other characterizations of future events or circumstances, statements involving a discussion of strategy, plans or intentions, statements about management’s assumptions, projections or predictions of future events or market outlook and any other statement other than a statement of present or historical fact are forward‑looking statements. We expressly disclaim any obligation to publicly disclose any revisions to these forward‑looking statements to reflect events or circumstances occurring subsequent to filing this Report with the United States Securities and Exchange Commission (the “SEC”), except to the extent required by applicable law. These forward‑looking statements are subject to risks and uncertainties, including, without limitation, those discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of Part I and Item 1, “Legal Proceedings” and Item 1A, “Risk Factors” of Part II of this Report, as well as in Item 1A, “Risk Factors” of Part I and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2024. In addition, new risks may emerge from time to time and it is not possible for management to predict such risks or to assess the impact of such risks on our business or financial results. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward‑looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward‑looking statements. These risks and uncertainties include, but are not limited to, the following:

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

MSC INDUSTRIAL DIRECT CO., INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2024
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	November 30, 2024	August 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$57,266	$29,588
Accounts receivable, net of allowance for credit losses of $22,860 and $22,368, respectively	407,801	412,122
Inventories	636,652	643,904
Prepaid expenses and other current assets	104,673	102,475
Total current assets	1,206,392	1,188,089
Property, plant and equipment, net	362,336	360,255
Goodwill	722,620	723,894
Identifiable intangibles, net	96,826	101,147
Operating lease assets	55,111	58,649
Other assets	30,237	30,279
Total assets	$2,473,522	$2,462,313
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt including obligations under finance leases	$230,077	$229,911
Current portion of operating lease liabilities	21,131	21,941
Accounts payable	208,697	205,933
Accrued expenses and other current liabilities	166,383	147,642
Total current liabilities	626,288	605,427
Long-term debt including obligations under finance leases	289,890	278,853
Noncurrent operating lease liabilities	34,654	37,468
Deferred income taxes and tax uncertainties	139,284	139,283
Total liabilities	1,090,116	1,061,031
Commitments and Contingencies
Shareholders’ Equity:
MSC Industrial Shareholders’ Equity:
Preferred Stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 57,224,081 and 57,178,642 shares issued, respectively	57	57
Additional paid-in capital	1,075,861	1,070,269
Retained earnings	443,349	456,850
Accumulated other comprehensive loss	(24,976)	(21,144)
Class A treasury stock, at cost, 1,331,729 and 1,276,263 shares, respectively	(119,207)	(114,235)
Total MSC Industrial shareholders’ equity	1,375,084	1,391,797
Noncontrolling interest	8,322	9,485
Total shareholders’ equity	1,383,406	1,401,282
Total liabilities and shareholders’ equity	$2,473,522	$2,462,313
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	November 30, 2024	December 2, 2023
Net sales	$928,484	$953,969
Cost of goods sold	550,297	560,852
Gross profit	378,187	393,117
Operating expenses	303,563	290,633
Restructuring and other costs	2,344	916
Income from operations	72,280	101,568
Other income (expense):
Interest expense	(6,075)	(5,320)
Interest income	341	125
Other expense, net	(5,944)	(5,055)
Total other expense	(11,678)	(10,250)
Income before provision for income taxes	60,602	91,318
Provision for income taxes	14,908	22,190
Net income	45,694	69,128
Less: Net loss attributable to noncontrolling interest	(929)	(222)
Net income attributable to MSC Industrial	$46,623	$69,350
Per share data attributable to MSC Industrial:
Net income per common share:
Basic	$0.83	$1.23
Diluted	$0.83	$1.22
Weighted-average shares used in computing net income per common share:
Basic	55,897	56,429
Diluted	56,068	56,723
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	November 30, 2024	December 2, 2023
Net income, as reported	$45,694	$69,128
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(4,066)	404
Comprehensive income(1)	41,628	69,532
Comprehensive income attributable to noncontrolling interest:
Net loss	929	222
Foreign currency translation adjustments	234	44
Comprehensive income attributable to MSC Industrial	$42,791	$69,798
(1)There were no material taxes associated with other comprehensive income during the thirteen-week periods ended November 30, 2024 and December 2, 2023.
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	November 30, 2024	December 2, 2023
Class A Common Stock
Beginning Balance	$57	$48
Repurchase and retirement of Class A Common Stock	—	(1)
Reclassification of Class B Common Stock to Class A Common Stock	—	11
Ending Balance	57	58
Class B Common Stock
Beginning Balance	—	9
Reclassification of Class B Common Stock to Class A Common Stock	—	(9)
Ending Balance	—	—
Additional Paid-in Capital
Beginning Balance	1,070,269	849,502
Associate Incentive Plans	5,617	15,037
Repurchase and retirement of Class A Common Stock, including excise tax	(25)	(214)
Reclassification of Class B Common Stock to Class A Common Stock	—	188,404
Ending Balance	1,075,861	1,052,729
Retained Earnings
Beginning Balance	456,850	755,007
Net Income	46,623	69,350
Repurchase and retirement of Class A Common Stock, including excise tax	(12,227)	(123,314)
Regular cash dividends declared on Class A Common Stock	(47,537)	(47,192)
Reclassification of Class B Common Stock to Class A Common Stock	—	(188,406)
Dividend equivalents declared, net of cancellations	(360)	(483)
Ending Balance	443,349	464,962
Accumulated Other Comprehensive Loss
Beginning Balance	(21,144)	(17,725)
Foreign Currency Translation Adjustment	(3,832)	448
Ending Balance	(24,976)	(17,277)
Treasury Stock
Beginning Balance	(114,235)	(107,677)
Associate Incentive Plans	856	794
Repurchase of Class A Common Stock, including excise tax	(5,828)	(8,516)
Ending Balance	(119,207)	(115,399)
Total Shareholders’ Equity Attributable to MSC Industrial	1,375,084	1,385,073
Noncontrolling Interest
Beginning Balance	9,485	13,418
Foreign Currency Translation Adjustment	(234)	(44)
Net Loss	(929)	(222)
Ending Balance	8,322	13,152
Total Shareholders’ Equity	$1,383,406	$1,398,225
Dividends declared per Class A Common Share	$0.85	$0.83
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	November 30, 2024	December 2, 2023
Cash Flows from Operating Activities:
Net income	$45,694	$69,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,682	19,782
Amortization of cloud computing arrangements	504	405
Non-cash operating lease cost	6,070	5,559
Stock-based compensation	3,562	5,201
Loss on disposal of property, plant and equipment	188	98
Non-cash changes in fair value of estimated contingent consideration	245	220
Provision for credit losses	2,521	90
Expenditures for cloud computing arrangements	(332)	(3,039)
Changes in operating assets and liabilities:
Accounts receivable	455	21,170
Inventories	5,491	17,218
Prepaid expenses and other current assets	(2,629)	(15,588)
Operating lease liabilities	(6,152)	(5,717)
Other assets	(154)	54
Accounts payable and accrued liabilities	24,723	(33,413)
Total adjustments	56,174	12,040
Net cash provided by operating activities	101,868	81,168
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(20,168)	(18,433)
Cash used in acquisitions, net of cash acquired	(240)	—
Net cash used in investing activities	(20,408)	(18,433)
Cash Flows from Financing Activities:
Repurchases of Class A Common Stock	(18,072)	(132,045)
Payments of regular cash dividends	(47,537)	(47,192)
Proceeds from sale of Class A Common Stock in connection with Associate Stock Purchase Plan	1,029	1,144
Proceeds from exercise of Class A Common Stock options	120	6,852
Borrowings under credit facilities	111,500	148,000
Payments under credit facilities	(99,750)	(65,000)
Borrowings under financing obligations	—	1,624
Other, net	(649)	(574)
Net cash used in financing activities	(53,359)	(87,191)
Effect of foreign exchange rate changes on cash and cash equivalents	(423)	209
Net increase (decrease) in cash and cash equivalents	27,678	(24,247)
Cash and cash equivalents—beginning of period	29,588	50,052
Cash and cash equivalents—end of period	$57,266	$25,805

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$13,500	$5,454
Cash paid for interest	$6,262	$4,882
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Note 1. Basis of Presentation
The unaudited Condensed Consolidated Financial Statements have been prepared by the management of MSC Industrial Direct Co., Inc. (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, “MSC Industrial” or the “Company”) and in the opinion of management include all normal recurring adjustments necessary to present fairly the Company’s financial position as of November 30, 2024 and August 31, 2024, results of operations for the thirteen weeks ended November 30, 2024 and December 2, 2023, and cash flows for the thirteen weeks ended November 30, 2024 and December 2, 2023. The financial information as of August 31, 2024 was derived from the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2024.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company, however, believes that the disclosures contained in this Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. The unaudited Condensed Consolidated Financial Statements and these Notes to Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2024.
Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to August 31st of each year. References to “fiscal year 2025” refer to the period from September 1, 2024 to August 30, 2025, which is a 52-week fiscal year. References to “fiscal year 2024” refer to the period from September 3, 2023 to August 31, 2024, which is a 52-week fiscal year. The fiscal quarters ended November 30, 2024 and December 2, 2023 refer to the thirteen weeks ended as of those dates.
Principles of Consolidation
The unaudited Condensed Consolidated Financial Statements include the accounts of MSC Industrial Direct Co., Inc., its wholly owned subsidiaries and entities in which it maintains a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Reclassifications were made to the unaudited Condensed Consolidated Statement of Cash Flows for the thirteen weeks ended December 2, 2023 to conform with the current year presentation.
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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires public entities to include more detailed disclosures about specific categories of expenses such as inventory purchases, employee compensation, depreciation, amortization and selling costs within the notes to the financial statements. The ASU is effective for fiscal year periods beginning after December 15, 2026 (MSC’s fiscal year 2028) and interim periods within fiscal years beginning after December 15, 2027 (MSC’s first quarter of fiscal year 2029), with early adoption permitted. The Company is currently evaluating the standard to determine the impact of adoption on its consolidated financial statements and disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to have a material impact on the Consolidated Financial Statements.
Note 2. Revenue
Revenue Recognition
Net sales include product revenue and shipping and handling charges, net of estimated sales returns and any related sales incentives. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract, which is determined to occur when the customer obtains control of the products, and invoicing occurs at approximately the same point in time. The Company’s product sales have standard payment terms that do not exceed one year. The Company considers shipping and handling as activities to fulfill its performance obligations. Substantially all of the Company’s contracts have a single performance obligation, to deliver products, and are short-term in nature. The Company estimates product returns based on historical return rates. Total accrued sales returns were $7,704 and $8,120 as of November 30, 2024 and August 31, 2024, respectively, and are reported as Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets. Sales taxes and value-added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.
Consideration Payable to Customers
The Company offers customers sales incentives, which primarily consist of volume rebates, and upfront sign-on payments. These volume rebates and sign-on payments are not in exchange for a distinct good or service and result in a reduction of net sales from the goods transferred to the customer at the later of when the related revenue is recognized or when the Company promises to pay the consideration. The Company estimates its volume rebate accruals and records its sign-on payments based on various factors, including contract terms, historical experience, and performance levels. Total

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
accrued sales incentives, primarily related to volume rebates, were $23,731 and $23,386 as of November 30, 2024 and August 31, 2024, respectively, and are included in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets. Sign-on payments, not yet recognized as a reduction of net sales, are recorded in Prepaid expenses and other current assets in the unaudited Condensed Consolidated Balance Sheets and were $7,200 and $7,493 as of November 30, 2024 and August 31, 2024, respectively.
Contract Assets and Liabilities
The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company records a contract liability when customers prepay but the Company has not yet satisfied its performance obligations. The Company did not have material contract assets or liabilities as of November 30, 2024 and August 31, 2024.
Disaggregation of Revenue
The Company has determined that it operates as one operating and reportable segment as a distributor of metalworking, maintenance, repair and operations products and services, Class C consumables and OEM products and services. The conclusion of a single reporting segment is based on the nature of the products the Company sells to its diverse customer base, the distribution footprint and the regulatory environment in which the Company operates.
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
The following table presents the Company’s percentage of revenue by customer end-market for the thirteen-week periods ended November 30, 2024 and December 2, 2023:

	Thirteen Weeks Ended
	November 30, 2024	December 2, 2023 (2)
Manufacturing Heavy	57%	59%
Manufacturing Light	9%	9%
Public Sector	9%	8%
Retail/Wholesale	7%	8%
Commercial Services	4%	4%
Other (1)	14%	12%
Total	100%	100%

(1)The Other category primarily makes up specific industry classifications that do not individually exceed 3% of net sales.
(2)Includes changes in customer end-market classifications as a result of the transition from the Standard Industrial Classification (SIC) to the North American Industry Classification System (NAICS) in the first quarter of fiscal year 2025.

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

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
The following table presents the Company’s percentage of revenue by customer type for the thirteen-week periods ended November 30, 2024 and December 2, 2023:

	Thirteen Weeks Ended
	November 30, 2024	December 2, 2023(1)
National Account Customers	37%	37%
Public Sector Customers	9%	8%
Core and Other Customers	54%	55%
Total	100%	100%
(1)Includes reclassifications of certain customers during fiscal year 2024, primarily between national account customers and core and other customers.
The Company’s revenue originating from the following geographic areas was as follows for the thirteen-week periods ended November 30, 2024 and December 2, 2023:

	Thirteen Weeks Ended
	November 30, 2024	December 2, 2023
United States	95%	95%
Mexico	2%	2%
Canada	2%	2%
North America	99%	99%
Other foreign countries	1%	1%
Total	100%	100%

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Note 3. Net Income per Share
Basic net income per share is computed by dividing net income by the weighted-average number of shares of the Company’s Class A Common Stock (“Class A Common Stock”) outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of Class A Common Stock outstanding during the period, including potentially dilutive shares of Class A Common Stock equivalents outstanding during the period. The dilutive effect of potential shares of Class A Common Stock is determined using the treasury stock method. The following table sets forth the computation of basic and diluted net income per common share under the treasury stock method for the thirteen-week periods ended November 30, 2024 and December 2, 2023:

	Thirteen Weeks Ended
	November 30, 2024	December 2, 2023
Numerator:
Net income attributable to MSC Industrial, as reported	$46,623	$69,350
Denominator:
Weighted-average shares outstanding for basic net income per share	55,897	56,429
Effect of dilutive securities	171	294
Weighted-average shares outstanding for diluted net income per share	56,068	56,723
Net income per share:
Basic	$0.83	$1.23
Diluted	$0.83	$1.22

Potentially dilutive securities	98	—
Potentially dilutive securities attributable to outstanding share-based awards are excluded from the calculation of diluted net income per share when the combined exercise price and average unamortized fair value are greater than the average market price of Class A Common Stock, and, therefore, their inclusion would be anti-dilutive.
Note 4. Stock-Based Compensation
The Company accounts for all stock-based payments in accordance with Accounting Standards Codification Topic 718, “Compensation—Stock Compensation,” as amended. Stock-based compensation expense included in Operating expenses for the thirteen weeks ended November 30, 2024 and December 2, 2023 was as follows:

	Thirteen Weeks Ended
	November 30, 2024	December 2, 2023
Restricted stock units (1)	$4,030	$4,275
Performance share units (1)	(532)	821
Associate Stock Purchase Plan	64	105
Stock-based compensation expense	3,562	5,201
Deferred income tax benefit	(876)	(1,264)
Stock-based compensation expense, net	$2,686	$3,937
(1)Includes equity award acceleration costs associated with associate severance and separation, which are included in Restructuring and other costs in the unaudited Condensed Consolidated Statements of Income for the thirteen weeks ended December 2, 2023. See Note 9, “Restructuring and Other Costs” for additional information.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Performance Share Units
In fiscal year 2020, the Company began granting performance share units (“PSUs”) as part of its long-term stock-based compensation program. PSUs cliff vest after a three-year performance period based on the achievement of specific performance goals as set forth in the applicable award agreement. Based on the extent to which the performance goals are achieved, vested shares may range from 0% to 200% of the target award amount. If the performance conditions are not met or are not expected to be met, recognized compensation expense associated with the grant will be reversed.
The following table summarizes all transactions related to PSUs under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (the “2015 Omnibus Incentive Plan”) and the 2023 Omnibus Incentive Plan (the “2023 Omnibus Incentive Plan”) (based on target award amounts) for the thirteen-week period ended November 30, 2024:

	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested PSUs at August 31, 2024	123	$88.31
Granted	52	80.52
Vested	(38)	84.96
Canceled/Forfeited	—	—
Non-vested PSUs at November 30, 2024 (1)	137	$86.31

(1)Excludes approximately 4 shares of accrued incremental dividend equivalent rights on outstanding PSUs granted under the 2015 Omnibus Incentive Plan and the 2023 Omnibus Incentive Plan.
Restricted Stock Units
A summary of the Company’s non-vested restricted stock unit (“RSU”) award activity under the 2015 Omnibus Incentive Plan and the 2023 Omnibus Incentive Plan for the thirteen-week period ended November 30, 2024 is as follows:

	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested RSUs at August 31, 2024	431	$88.29
Granted	198	80.52
Vested	(134)	84.61
Canceled/Forfeited	(3)	89.17
Non-vested RSUs at November 30, 2024 (1)	492	$86.17
(1)Excludes approximately 24 shares of accrued incremental dividend equivalent rights on outstanding RSUs granted under the 2015 Omnibus Incentive Plan and the 2023 Omnibus Incentive Plan.
The fair value of each PSU and RSU is the closing stock price on the New York Stock Exchange of Class A Common Stock on the date of grant. PSUs are expensed over the three-year performance period of each respective grant and RSUs are expensed over the vesting period of each respective grant. Forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimated forfeitures. The Company uses historical data to estimate pre-vesting PSU and RSU forfeitures and records stock-based compensation expense only for PSU and RSU awards that are expected to vest. Upon vesting, and, in the case of the PSUs, subject to the achievement of specific performance goals, a portion of the PSU and RSU awards may be withheld to satisfy the statutory income tax withholding obligation, and the remaining PSUs and RSUs will be settled in shares of Class A Common Stock. These awards accrue dividend equivalents on the underlying PSUs and RSUs (in the form of additional stock units) based on dividends declared on Class A Common Stock, and these dividend equivalents are paid to the award recipient in the form of unrestricted shares of Class A Common Stock on the vesting dates of the underlying PSUs and RSUs, subject, in

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
the case of the dividend equivalents on the underlying PSUs, to the same performance vesting requirements. The unrecognized stock-based compensation costs related to the PSUs and RSUs at November 30, 2024 were $6,666 and $37,419, respectively, which are expected to be recognized over a weighted-average period of 2.0 and 3.2 years, respectively.
Stock Options
Subsequent to the stock option grant in fiscal year 2019, the Company discontinued its grants of stock options. The fair value of each option grant in previous fiscal years was estimated on the date of grant using the Black-Scholes option pricing model.
For the thirteen-week period ended November 30, 2024, there were two stock options exercised at a weighted-average price of $83.21. As of November 30, 2024, there were 97 stock option awards outstanding and exercisable, with an exercise price of $83.21, a remaining contractual life of 0.9 years, and no intrinsic value.
The aggregate intrinsic value of options exercised, which represents the difference between the exercise price and the market value of Class A Common Stock measured at each individual exercise date, during the thirteen-week periods ended November 30, 2024 and December 2, 2023 was $8 and $1,499, respectively. There were no unrecognized stock‑based compensation costs related to stock options at November 30, 2024.
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
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and outstanding indebtedness. Cash and cash equivalents include investments in a money market fund which are reported at fair value. The fair value of money market funds is determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs within the fair value hierarchy. The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company’s debt instruments are classified as Level 2 within the fair value hierarchy. The reported carrying amounts of the Company’s financial instruments approximated their fair values as of November 30, 2024 and December 2, 2023.
During the thirteen-week periods ended November 30, 2024 and December 2, 2023, the Company had no material remeasurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.
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

In March 2024, the Company commenced its plan to sell its 468,000 square foot customer fulfillment center (“CFC”) in Columbus, Ohio. During the first quarter of fiscal year 2025, the Company received a Letter of Intent to purchase the Columbus CFC and is currently finalizing a Purchase and Sale Agreement with the prospective purchaser. As of November 30, 2024, the related assets had a carrying value of approximately $31,758, which is comprised of approximately $20,663 of building and building improvements, $4,097 of land assets and $6,998 of furniture, fixtures and equipment, which is included in Property, plant and equipment, net in the unaudited Condensed Consolidated Balance Sheet as of such date. As a result of the above, the Company determined that all of the criteria to classify the building as held for sale had been met as of November 30, 2024. Fair value was determined based upon the anticipated sales price of these assets based on current market conditions and assumptions made by management, which may differ from actual results and may result in an impairment if market conditions deteriorate. No impairment charge was recorded as the fair value was in excess of the carrying amount of the assets.
Note 6. Accounts Receivable
Accounts receivables at November 30, 2024 and August 31, 2024 consisted of the following:

	November 30, 2024	August 31, 2024
Accounts receivable	$430,661	$434,490
Less: allowance for credit losses	22,860	22,368
Accounts receivable, net	$407,801	$412,122

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

The Company continues to provide collection services for the receivables sold to the Purchasers. As cash is collected on sold receivables, the Receivables Subsidiary continuously sells new qualifying receivables to the Purchasers so that the total principal amount outstanding of receivables sold is approximately $300,000. The total principal amount outstanding of receivables sold was approximately $300,000 as of November 30, 2024 and August 31, 2024. The amount of receivables pledged as collateral as of November 30, 2024 and August 31, 2024 was $347,252 and $349,743, respectively.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
The following table summarizes the activity and amounts outstanding under the RPA for the thirteen-week periods ended November 30, 2024 and December 2, 2023

	Thirteen Weeks Ended
	November 30, 2024	December 2, 2023
Receivables sold under the RPA	$308,706	$312,980
Cash collected on sold receivables under the RPA	$308,706	$312,980
The receivables sold incurred fees due to the Purchasers of $4,202 during the thirteen-week period ended November 30, 2024 and $4,611 during the thirteen-week period ended December 2, 2023 which were recorded within Other expense, net in the unaudited Condensed Consolidated Statements of Income. The financial covenants under the RPA are substantially the same as those under the Credit Facilities and the Private Placement Debt (each, as defined below). See Note 7, “Debt” for more information about these financial covenants.
Note 7. Debt
Debt at November 30, 2024 and August 31, 2024 consisted of the following:

	November 30, 2024		August 31, 2024
Amended Revolving Credit Facility	$85,000		$74,000
Uncommitted Credit Facilities	210,250		209,500
Long-Term Note Payable	4,750		4,750
Private Placement Debt:
2.90% Senior Notes, Series B, due July 28, 2026	100,000		100,000
3.79% Senior Notes, due June 11, 2025	20,000		20,000
2.60% Senior Notes, due March 5, 2027	50,000		50,000
5.73% Senior Notes, due April 18, 2027	50,000		50,000
Financing arrangements	51		640
Obligations under finance leases	601		654
Less: unamortized debt issuance costs	(685)		(780)
Total debt, including obligations under finance leases	$519,967		$508,764
Less: current portion	(230,077)	(1)	(229,911)	(2)
Total long-term debt, including obligations under finance leases	$289,890		$278,853
(1)Consists of $210,250 from the Uncommitted Credit Facilities (as defined below), $20,000 from the 3.79% Series 2019A Notes, $6 from financing arrangements, $204 from obligations under finance leases and net of unamortized debt issuance costs of $383 expected to be amortized in the next 12 months.
(2)Consists of $209,500 from the Uncommitted Credit Facilities, $20,000 from the 3.79% Series 2019A Notes, due June 11, 2025, $595 from financing arrangements, $199 from obligations under finance leases and net of unamortized debt issuance costs of $383 expected to be amortized in the next 12 months.
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
The Amended Revolving Credit Facility permits up to $50,000 to be used to fund letters of credit. The Amended Revolving Credit Facility also permits the Company to initiate one or more incremental term loan facilities and/or to increase the revolving loan commitments in an aggregate amount not to exceed $300,000. Subject to certain limitations, each such incremental term loan facility or revolving loan commitment increase will be on terms as agreed to by the Company, the administrative agent and the lenders providing such financing. Outstanding letters of credit were $6,304 at November 30, 2024 and August 31, 2024, respectively.
Uncommitted Credit Facilities
During fiscal year 2024, the Company either extended or amended all three of its uncommitted credit facilities. These facilities (collectively, the “Uncommitted Credit Facilities” and, together with the Amended Revolving Credit Facility, the “Credit Facilities”) total $211,000 in aggregate maximum uncommitted availability, under which $210,250 and $209,500 were outstanding at November 30, 2024 and August 31, 2024, respectively, and are included in Current portion of debt including obligations under finance leases in the unaudited Condensed Consolidated Balance Sheets. The interest rate on the Uncommitted Credit Facilities is based on the Secured Overnight Financing Rate. Borrowings under the Uncommitted Credit Facilities are due at the end of the applicable interest period, which is typically one month but may be up to six months and may be rolled over to a new interest period at the option of the applicable lender. The Company’s lenders have, in the past, been willing to roll over the principal amount outstanding under the Uncommitted Credit Facilities at the end of each interest period but are not obligated to do so. Each Uncommitted Credit Facility matures within one year of entering into such Uncommitted Credit Facility and contains certain limited covenants which are substantially the same as the limited covenants contained in the Amended Revolving Credit Facility. All of the Uncommitted Credit Facilities are unsecured and rank equally in right of payment with the Company’s other unsecured indebtedness.
During the thirteen-week period ended November 30, 2024, the Company borrowed an aggregate $111,500 and repaid an aggregate $99,750 under the Credit Facilities. As of November 30, 2024 and August 31, 2024, the weighted-average interest rates on borrowings under the Credit Facilities were 5.49% and 6.24%, respectively.
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
Covenants
Each of the Credit Facilities and the Private Placement Debt imposes several restrictive covenants. As of November 30, 2024, the Company was in compliance with the operating and financial covenants of the Credit Facilities and the Private Placement Debt.
Note 8. Shareholders’ Equity
Common Stock Repurchases and Treasury Stock
In June 2021, the Board terminated the existing share repurchase plan and authorized a new share repurchase plan (the “Share Repurchase Plan”) to purchase up to 5,000 shares of Class A Common Stock. There is no expiration date for the Share Repurchase Plan. As of November 30, 2024, the maximum number of shares of Class A Common Stock that were available for repurchase under the Share Repurchase Plan was 1,682 shares. The Share Repurchase Plan allows the

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Exchange Act.
During the thirteen-week period ended November 30, 2024, the Company repurchased 219 shares of Class A Common Stock for $18,072. From this total, 70 shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its stock-based compensation program and are reflected at cost as treasury stock in the unaudited Condensed Consolidated Financial Statements for the thirteen-week period ended November 30, 2024 and the remainder were immediately retired. During the thirteen-week period ended December 2, 2023, the Company repurchased 1,367 shares of Class A Common Stock for $132,045. From this totals, 87 shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its stock-based compensation program and are reflected at cost as treasury stock in the unaudited Condensed Consolidated Financial Statements for the thirteen-week period ended December 2, 2023 and the remainder were immediately retired. As of November 30, 2024, August 31, 2024 and December 2, 2023, the Company also recorded an accrual for excise tax on share repurchases of $8, $1,523 and $0, respectively, which was included in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets.
The Company reissued 14 shares of treasury stock during the thirteen-week period ended November 30, 2024, and reissued 13 shares of treasury stock during the thirteen-week period ended December 2, 2023 to fund the MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan.
Dividends on Common Stock
The Company paid aggregate regular cash dividends of $0.85 per share totaling $47,537 for the thirteen-week period ended November 30, 2024. For the thirteen-week period ended December 2, 2023, the Company paid aggregate regular cash dividends of $0.83 per share totaling $47,192.
On December 18, 2024, the Board declared a regular cash dividend of $0.85 per share, payable on January 29, 2025, to shareholders of record at the close of business on January 15, 2025. The dividend is expected to result in aggregate payments of $47,480, based on the number of shares outstanding at December 18, 2024.
Reclassification
In the first quarter of fiscal year 2024, the Company completed its previously announced reclassification (the “Reclassification”) of the common stock to eliminate the Class B Common Stock, par value $0.001 per share (“Class B Common Stock”). At the closing of the Reclassification, each share of Class B Common Stock issued and outstanding immediately prior to the Effective Time was reclassified, exchanged and converted into 1.225 shares of Class A Common Stock.
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
As part of the Company’s strategic realignment efforts to optimize its supply chain and distribution network and enhance operational efficiency, the Company engaged consultants beginning in fiscal year 2024, and will continue to incur consulting-related costs in fiscal year 2025. In connection with these efforts, in the second half of fiscal year 2024, the Company commenced its plan to sell its CFC in Columbus, Ohio. As such, the Company extended voluntary and involuntary severance and separation benefits to certain associates and incurred consulting-related costs in the same period

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
in order to facilitate its network optimization and workforce realignment that qualify as exit and disposal costs under accounting principles generally accepted in the United States of America.
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
The following table summarizes Restructuring and other costs for the thirteen-week periods ended November 30, 2024 and December 2, 2023:

	Thirteen Weeks Ended
	November 30, 2024	December 2, 2023
Consulting-related costs	$2,344	$76
Associate severance and separation costs	—	736
Equity award acceleration costs associated with severance	—	104
Total Restructuring and other costs	$2,344	$916
Liabilities associated with Restructuring and other costs are included in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheet as of November 30, 2024. The following table summarizes activity related to liabilities associated with Restructuring and other costs for the thirteen-week period ended November 30, 2024:

	Consulting-related costs	Associate severance and separation costs	Other exit-related costs	Total
Balance at August 31, 2024	$359	$697	$180	$1,236
Additions	2,344	—	—	2,344
Payments and other adjustments	(359)	(697)	—	(1,056)
Balance at November 30, 2024	$2,344	$—	$180	$2,524
Note 10. Income Taxes
During the thirteen-week period ended November 30, 2024, there were no material changes in unrecognized tax benefits.
The Company’s effective tax rate was 24.6% for the thirteen-week period ended November 30, 2024, as compared to 24.3% for the thirteen-week period ended December 2, 2023. The increase in the effective tax rate was primarily due to a lower tax benefit from stock-based compensation. The effective tax rate is higher than the federal statutory tax rate primarily due to state taxes.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following is intended to update the information contained in MSC Industrial Direct Co., Inc.’s (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, “MSC,” “MSC Industrial,” the “Company,” “we,” “us” or “our”) Annual Report on Form 10-K for the fiscal year ended August 31, 2024 and presumes that readers have access to, and will have read, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of such Annual Report on Form 10-K.
Our Business

MSC is a leading North American distributor of a broad range of metalworking and maintenance, repair and operations (“MRO”) products and services. We help our customers drive greater productivity, profitability and growth with inventory management and other supply chain solutions and deep expertise from more than 80 years of working with customers across industries. We offer approximately 2.4 million active, saleable stock-keeping units through our catalogs; our brochures; our E-commerce channels, including our website, www.mscdirect.com (the “MSC website”); our inventory management solutions; and our customer care centers, customer fulfillment centers (“CFCs”), regional inventory centers and warehouses. We service our customers from five CFCs, nine regional inventory centers, 43 warehouses, and five manufacturing locations. We continue to implement our strategies to gain market share, generate new customers, increase sales to existing customers and diversify our customer base.

Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customer’s needs. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received. We focus on offering inventory, process and procurement solutions that reduce supply chain costs and improve plant floor productivity for our customers. We aim to achieve ongoing cost reductions throughout our business by implementing cost-saving strategies and leveraging our existing infrastructure. Additionally, we provide our customers with further procurement cost-saving solutions through technologies such as our Vendor Managed Inventory (“VMI”), Customer Managed Inventory (“CMI”) and vending programs. Our vending machines in service totaled 27,747 as of November 30, 2024, compared to 25,320 as of December 2, 2023, and our In-Plant programs totaled 369 locations as of November 30, 2024, compared to 287 as of December 2, 2023. Our sales force, which focuses on a more complex and high-touch role, drives value for our customers by enabling them to achieve higher levels of growth, profitability and productivity. Our field sales and service associate headcount was 2,723 as of November 30, 2024, compared to 2,619 as of December 2, 2023.
Highlights
Highlights during the thirteen-week period ended November 30, 2024 include:
•We generated $101.9 million of cash from operations, compared to $81.2 million for the same period in the prior fiscal year.
•We had net borrowings of $11.8 million on our credit facilities and private placement debt, compared to net borrowings of $83.0 million for the same period in the prior fiscal year.
•We paid out an aggregate $47.5 million in regular cash dividends, compared to an aggregate $47.2 million in regular cash dividends for the same period in the prior fiscal year.
•We repurchased $18.1 million of MSC’s Class A Common Stock, par value $0.001 per share (“Class A Common Stock”), excluding excise taxes, compared to $132.0 million for the same period in the prior fiscal year. The higher share repurchase volume in the prior year was primarily due to repurchases to offset the share dilution resulting from the Reclassification.
Our Strategy
The first phase of our Company-wide initiative, referred to as “Mission Critical,” focused on market share capture and improved profitability. We successfully executed on the first phase of Mission Critical initiatives at the end of fiscal year 2023, which included solidifying our market-leading metalworking business, with an emphasis on selling our product portfolio, expanding our solutions, improving our digital and E-commerce capabilities and diversifying our customers and end-markets. The next phase of our mission critical journey, which began in fiscal year 2024, is anchored in three pillars: (i) maintaining the momentum of the first phase of the mission critical program and our existing growth drivers, (ii) increasing our focus on both core customers and OEM fasteners, and (iii) driving productivity improvements and reducing operating expenses as a percentage of net sales. To accomplish the next phase of our mission critical journey, we will leverage investments in advanced analytics to improve supply chain performance, maintain momentum from our category line reviews and upgrade our digital core to unlock productivity within our order-to-cash and procure-to-pay processes. In fiscal year 2024, we completed our web price realignment initiative, and we are currently in the process of rolling out our E-commerce enhancements.

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
We utilize various indices when evaluating the level of our business activity, including the Industrial Production (“IP”) Index. Approximately 66% of our revenues came from sales in the manufacturing sector during the thirteen-week period ended November 30, 2024. Through statistical analysis, we have found that trends in our customers’ activity have correlated to changes in the IP Index. The IP Index measures short-term changes in industrial production. Growth in the IP Index from month to month indicates growth in the manufacturing, mining and utilities industries. The IP Index over the three months ended November 2024 and the average for the three- and 12-month periods ended November 2024 were as follows:

Period	IP Index
September	102.5
October	102.1
November	102.0

Fiscal Year 2025 Q1 Average	102.2
12-Month Average	102.5

The average IP Index for the three months ended November 2024 was 102.2, a decline from the adjusted average from the prior quarter and the comparative quarter in the prior year, which were 102.9 and 102.8, respectively.

During the first quarter of fiscal year 2025, the Company continued to experience soft demand for the products and services it offers. This soft demand was felt more acutely in the heavy manufacturing industry, which represented 57% of our revenues during the thirteen-week period ended November 30, 2024. The IP index for the Machinery & Equipment segment indicated a contraction of 1.0% for the first quarter of fiscal year 2025. The subindexes for Primary Metals and Fabricated Metals also indicated contraction for the quarter ended November 30, 2024. As a result, the demand environment for the Company’s products was softer than the demand environment for the economy as a whole due to the concentration of the Company’s customers in these and other industries, which lagged the IP index as a whole.

We will monitor the current economic conditions for the impact on our customers and markets and assess both risks and opportunities that may affect our business and operations.

Thirteen-Week Period Ended November 30, 2024 Compared to the Thirteen-Week Period Ended December 2, 2023
The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	November 30, 2024		December 2, 2023		Change
	$	%	$	%	$	%
Net sales	$928,484	100.0%	$953,969	100.0%	$(25,485)	(2.7)%
Cost of goods sold	550,297	59.3%	560,852	58.8%	(10,555)	(1.9)%
Gross profit	378,187	40.7%	393,117	41.2%	(14,930)	(3.8)%
Operating expenses	303,563	32.7%	290,633	30.5%	12,930	4.4%
Restructuring and other costs	2,344	0.3%	916	0.1%	1,428	155.9%
Income from operations	72,280	7.8%	101,568	10.6%	(29,288)	(28.8)%
Total other expense	(11,678)	(1.3)%	(10,250)	(1.1)%	(1,428)	13.9%
Income before provision for income taxes	60,602	6.5%	91,318	9.6%	(30,716)	(33.6)%
Provision for income taxes	14,908	1.6%	22,190	2.3%	(7,282)	(32.8)%
Net income	45,694	4.9%	69,128	7.2%	(23,434)	(33.9)%
Less: Net loss attributable to noncontrolling interest	(929)	(0.1)%	(222)	0.0%	(707)	318.5%
Net income attributable to MSC Industrial	$46,623	5.0%	$69,350	7.3%	$(22,727)	(32.8)%
Net Sales
Net sales decreased 2.7%, or $25.5 million, to $928.5 million for the thirteen-week period ended November 30, 2024, as compared to $954.0 million for the same period in the prior fiscal year. The $25.5 million decrease in net sales was comprised of $32.1 million of lower sales volume, $2.4 million of unfavorable foreign exchange impact and a negative $0.4 million impact from pricing, inclusive of changes in customer and product mix, discounting and other items, partially offset by an additional $9.4 million of net sales as a result of our fiscal year 2024 acquisitions. Of the $25.5 million decrease in net sales during the thirteen-week period ended November 30, 2024, sales to our core and other customers decreased $27.6 million, sales to our national account customers decreased $5.6 million and sales to our public sector customers increased $7.7 million.

The table below shows, among other things, the change in our average daily sales (“ADS”) by total Company, by customer end-market and by customer type for the thirteen-week periods ended November 30, 2024 and December 2, 2023, each as compared to the same period in the prior fiscal year:
ADS Percentage Change
(Unaudited)

	Thirteen Weeks Ended
	November 30, 2024	December 2, 2023
Net Sales (in thousands)	$928,484	$953,969
Sales Days	62	62
ADS (1) (in millions)	$15.0	$15.4
Total Company ADS Percent Change (2)	(2.7)%	(0.4)%

Customer End-Market:
Manufacturing Customers ADS Percent Change (2)(3)	(4.9)%	(7.7)%
Manufacturing Customers Percent of Total Net Sales(3)	66%	68%

Non-Manufacturing Customers ADS Percent Change (2)(3)	2.0%	16.5%
Non-Manufacturing Customers Percent of Total Net Sales(3)	34%	32%

Customer Type:
National Account Customers ADS Percent Change (2)(4)	(1.6)%	5.8%
National Account Customers Percent of Total Net Sales(4)	37%	37%

Public Sector Customers ADS Percent Change (2)(4)	9.8%	8.9%
Public Sector Customers Percent of Total Net Sales(4)	9%	8%

Core and Other Customers ADS Percent Change (2)(4)	(5.3)%	(5.3)%
Core and Other Customers Percent of Total Net Sales(4)	54%	55%

(1)ADS is calculated using the number of business days in the United States for the periods indicated. The Company believes ADS is a key performance indicator because it shows the effectiveness of the Company’s selling performance on a consistent basis between periods.
(2)Percent reflects the change from the 2024 fiscal period to the 2025 fiscal period and the change from the 2023 fiscal period to the 2024 fiscal period, respectively.
(3)Includes changes in customer end-market classifications as a result of the transition from the Standard Industrial Classification (SIC) to the North American Industry Classification System (NAICS) in the first quarter of fiscal year 2025.
(4)Includes reclassifications of certain customers during fiscal year 2024, primarily between national account customers and core and other customers.

We believe that our ability to transact business with our customers directly through the MSC website as well as through various other electronic portals gives us a competitive advantage over smaller suppliers. Sales made through our E-commerce platforms, including sales made through EDI systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 63.7% of consolidated net sales for the thirteen-week period ended November 30, 2024, as compared to 63.3% of consolidated net sales for the same period in the prior fiscal year.
Gross Profit
Gross profit of $378.2 million for the thirteen-week period ended November 30, 2024 decreased $14.9 million, or 3.8%, compared to the same period in the prior fiscal year. Gross profit margin was 40.7% for the thirteen-week period ended November 30, 2024, as compared to 41.2% for the same period in the prior fiscal year. The decrease in gross profit was primarily a result of lower sales volume, as described above. The decrease in gross profit margin was primarily a result of headwinds between sales price and cost of goods sold and, to a lesser extent, a negative impact from recent acquisitions.
Operating Expenses
Operating expenses increased 4.4%, or $12.9 million, to $303.6 million for the thirteen-week period ended November 30, 2024, as compared to $290.6 million for the same period in the prior fiscal year. Operating expenses were 32.7% of net sales for the thirteen-week period ended November 30, 2024, as compared to 30.5% for the same period in the prior fiscal year. The increase in Operating expenses and Operating expenses as a percentage of net sales were primarily higher payroll costs, primarily due to higher associate headcount to support our strategic growth investments and our annual merit increases, and investments supporting our digital initiatives and solutions growth.
Payroll and payroll-related costs for the thirteen-week period ended November 30, 2024 were 57.2% of total Operating expenses, as compared to 56.8% for the same period in the prior fiscal year. Payroll and payroll-related costs, which include salary, incentive compensation, sales commission and fringe benefit costs, increased $8.6 million for the thirteen-week period ended November 30, 2024. The majority of this increase compared to the same period in the prior fiscal year was due to higher incentive compensation and fringe benefit costs, as well as higher salary expense attributable to higher associate headcount to support our strategic growth investments and our annual merit increases.
Freight expense was $37.5 million for the thirteen-week period ended November 30, 2024, as compared to $37.4 million for the same period in the prior fiscal year.
Restructuring and Other Costs

We incurred $2.3 million in Restructuring and other costs for the thirteen-week period ended November 30, 2024, as compared to $0.9 million for the same period in the prior fiscal year. The increase in Restructuring and other costs primarily consisted of consulting-related costs associated with the Company’s strategic realignment efforts to optimize its supply chain and distribution network. See Note 9, “Restructuring and Other Costs” in the Notes to Condensed Consolidated Financial Statements for additional information.

Income from Operations
Income from operations decreased 28.8%, or $29.3 million, to $72.3 million for the thirteen-week period ended November 30, 2024, as compared to $101.6 million for the same period in the prior fiscal year. Income from operations as a percentage of net sales decreased to 7.8% for the thirteen-week period ended November 30, 2024, as compared to 10.6% for the same period in the prior fiscal year. The decrease in income from operations as a percentage of net sales was primarily attributable to, as described above, a lower gross profit margin and an increase in Operating expenses as a percentage of net sales during the thirteen-week period ended November 30, 2024.
Total Other Expense

Total other expense increased 13.9%, or $1.4 million, to $11.7 million for the thirteen-week period ended November 30, 2024, as compared to $10.3 million for the same period in the prior fiscal year. The increase was primarily due to the impact of realized and unrealized losses on foreign exchange.
Provision for Income Taxes
The Company’s effective tax rate for the thirteen-week period ended November 30, 2024 was 24.6%, as compared to 24.3% for the same period in the prior fiscal year. The increase in the effective tax rate was primarily due to a lower tax benefit from stock-based compensation.
Net Income
The factors which affected net income for the thirteen-week period ended November 30, 2024, as compared to the same period in the prior fiscal year, have been discussed above.

Liquidity and Capital Resources

	November 30, 2024	August 31, 2024	$ Change
	(In thousands)
Total debt	$519,967	$508,764	$11,203
Less: Cash and cash equivalents	57,266	29,588	27,678
Net debt	$462,701	$479,176	$(16,475)
Total shareholders’ equity	$1,383,406	$1,401,282	$(17,876)
As of November 30, 2024, we had $57.3 million in cash and cash equivalents, substantially all with well-known financial institutions. Historically, our primary financing needs have been to fund our working capital requirements necessitated by our sales growth and the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities and net proceeds from the private placement notes, have been used to fund these needs, to repurchase shares of Class A Common Stock from time to time, and to pay dividends to our shareholders.

As of November 30, 2024, total borrowings outstanding, representing amounts due under our credit facilities and notes, as well as all finance leases and financing arrangements, were $520.0 million, net of unamortized debt issuance costs of $0.7 million, as compared to total borrowings outstanding of $508.8 million, net of unamortized debt issuance costs of $0.8 million, as of the end of fiscal year 2024. The increase in total borrowings outstanding was driven by higher net borrowings under our credit facilities to fund the repurchase of shares of Class A Common Stock during the first quarter of fiscal year 2025. See Note 7, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these balances.
We believe, based on our current business plan, that our existing cash, financial resources and cash flow from operations will be sufficient to fund anticipated capital expenditures and operating cash requirements for at least the next 12 months. We will continue to evaluate our financial position in light of future developments and to take appropriate action as it is warranted.
The table below summarizes certain information regarding the Company’s cash flows for the periods indicated:

	Thirteen Weeks Ended
	November 30, 2024	December 2, 2023
	(In thousands)
Net cash provided by operating activities	$101,868	$81,168
Net cash used in investing activities	(20,408)	(18,433)
Net cash used in financing activities	(53,359)	(87,191)
Effect of foreign exchange rate changes on cash and cash equivalents	(423)	209
Net increase (decrease) in cash and cash equivalents	$27,678	$(24,247)
Cash Flows from Operating Activities
Net cash provided by operating activities was $101.9 million for the thirteen weeks ended November 30, 2024, compared to $81.2 million for the thirteen weeks ended December 2, 2023. The increase was primarily due to the following:
•an increase in the change in accounts payable and accrued purchases as compared to the prior year period primarily due to the decrease in accruals for incentive compensation in the prior year; partially offset by
•a decrease in net income.

The table below summarizes certain information regarding the Company’s operations as of the periods indicated:

	November 30, 2024	August 31, 2024	December 2, 2023
	(Dollars in thousands)
Working Capital (1)	$580,104	$582,662	$643,108
Current Ratio (2)	1.9	2.0	2.0

Days’ Sales Outstanding (3)	40.5	37.9	40.8
Inventory Turnover (4)	3.3	3.3	3.2
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
Working capital as of November 30, 2024 declined slightly compared to August 31, 2024 and declined compared to December 2, 2023, while the current ratio declined slightly compared to both August 31, 2024 and December 2, 2023. The decrease in working capital compared to December 2, 2023 was primarily due to lower inventory balances, partially offset by lower balances in the Current portion of debt including obligations under finance leases and Accrued expenses and other current liabilities.
Days’ sales outstanding as of November 30, 2024 remained comparable to December 2, 2023, whereas the increase in days’ sales outstanding as of November 30, 2024 as compared to August 31, 2024 was primarily due to the receivables portfolio consisting of a greater percentage of our national account program sales, which typically have longer payment terms.
Inventory turnover as of November 30, 2024 remained comparable August 31, 2024 and increased compared to December 2, 2023. This improvement in inventory turnover compared to December 2, 2023 was due to growth in cost of goods sold outpacing growth in inventory. Recent lower inventory balances were due to lower purchase volumes, category management efforts and supply chain efficiencies.
Cash Flows from Investing Activities
Net cash used in investing activities for the thirteen weeks ended November 30, 2024 and December 2, 2023 was $20.4 million and $18.4 million, respectively. The use of cash for both periods was primarily due to expenditures for property, plant and equipment mainly related to vending programs and other infrastructure and technology investments.
Cash Flows from Financing Activities
Net cash used in financing activities was $53.4 million for the thirteen weeks ended November 30, 2024, compared to $87.2 million for the thirteen weeks ended December 2, 2023, primarily due to the following:
•$18.1 million in aggregate repurchases of Class A Common Stock during the thirteen weeks ended November 30, 2024, compared to $132.0 million in aggregate repurchases of Class A Common Stock during the thirteen weeks ended December 2, 2023;
•$47.5 million of regular cash dividends paid during the thirteen weeks ended November 30, 2024, compared to $47.2 million of regular cash dividends paid during the thirteen weeks ended December 2, 2023; and
•net borrowings of $11.8 million under our credit facilities and private placement debt during the thirteen weeks ended November 30, 2024, compared to net borrowings of $83.0 million during the thirteen weeks ended December 2, 2023.
Capital Expenditures
We continue to invest in E-commerce and vending platforms, CFCs and distribution network, and other infrastructure and technology.

Long-Term Debt
Credit Facilities
In April 2017, the Company entered into a $600.0 million revolving credit facility, which was subsequently amended and extended in August 2021. Subsequent to the fiscal quarter ended November 30, 2024, the Company made additional net payments of $20.0 million through December 18, 2024 on its revolving credit facility. The current unused balance of $528.7 million from the revolving credit facility, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary. As of November 30, 2024, the Company also had three uncommitted credit facilities, totaling $211.0 million in aggregate maximum uncommitted availability. As of November 30, 2024, we were in compliance with the operating and financial covenants of our credit facilities. See Note 7, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these balances.
Private Placement Debt
In July 2016, we completed the issuance and sale of unsecured senior notes. In June 2018 and March 2020, we entered into additional note purchase agreements. In April 2024, the Company completed the issuance and sale of senior notes. See Note 7, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these transactions.
Leases and Financing Arrangements
As of November 30, 2024, certain of our operations were conducted on leased premises. These leases are for varying periods, the longest extending to fiscal year 2031. In addition, we are obligated under certain equipment and automobile operating and finance leases, which expire on varying dates through fiscal year 2029.
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
There have been no material changes outside the ordinary course of business in the Company’s critical accounting policies, as disclosed in its Annual Report on Form 10-K for the fiscal year ended August 31, 2024.
Recently Adopted Accounting Standards
See Note 1, “Basis of Presentation” in the Notes to Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For information regarding our exposure to certain market risks, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Interest Rate Risks” under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2024. Except as described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Report, there have been no significant changes in our financial instrument portfolio or interest rate risk since our August 31, 2024 fiscal year-end.

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
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of November 30, 2024 due to the material weakness in internal control over financial reporting as described below.
Material Weakness and Remediation Plan
As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, we identified a material weakness in our internal control over financial reporting relating to deficiencies in the operating effectiveness of our information technology general controls (“ITGCs”) relating to user access for certain information technology systems that support financial reporting processes for revenue and inventory transactions. The deficiencies specifically affected the quality of the data used in execution of our ITGCs, the assessment of the risk of inappropriate activity and the review of user access, which was not performed with the necessary level of precision. As a result, certain of our business process controls related to recording revenue and inventory transactions that are dependent on the affected IT systems or the information from such IT systems were also deemed ineffective.
We have commenced implementation of, and made substantial progress on, a remediation plan to address the material weakness mentioned above. As part of such plan we have, among other things, evaluated and implemented enhanced process controls around user access management and expanded documentation and review procedures to monitor, evaluate and support control effectiveness. We have not identified any errors or misstatements in our consolidated financial statements as a result of such material weakness, and our Chief Executive Officer and Chief Financial Officer have each certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-Q.
We will continue to address and test for additional opportunities for remediation on an ongoing basis. However, the weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
Other than with respect to the remediation efforts described above in connection with the previously identified material weakness, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended November 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the risks and the uncertainties discussed in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, which could materially affect our business, financial condition and/or operating results. There have been no material changes in the Company’s risk factors from those disclosed in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth repurchases by the Company of its outstanding shares of Class A Common Stock, which are listed on the New York Stock Exchange, during the thirteen-week period ended November 30, 2024:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
9/1/24-10/1/24	139	$84.97	—	1,830,545
10/2/24-10/31/24	115,307	$82.16	115,000	1,715,545
11/1/24-11/30/24	103,277	$83.12	33,792	1,681,753
Total	218,723		148,792
(1)During the thirteen weeks ended November 30, 2024, 69,931 shares of Class A Common Stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our stock-based compensation program and are included in the total number of shares purchased.
(2)Activity is reported on a trade date basis. Average price paid per share excludes excise tax levied by the Inflation Reduction Act of 2022.
(3)In June 2021, the Board of Directors of the Company terminated the existing share repurchase plan and authorized a new share repurchase plan (the “Share Repurchase Plan”) to purchase up to 5,000,000 shares of Class A Common Stock. There is no expiration date for the Share Repurchase Plan. As of November 30, 2024, the maximum number of shares of Class A Common Stock that may yet be repurchased under the Share Repurchase Plan was 1,681,753 shares.
Item 5. Other Information.
Insider Trading Arrangements
During the quarter ended November 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

MSC INDUSTRIAL DIRECT CO., INC. (Registrant)

Dated: January 8, 2025	By:	/s/ ERIK GERSHWIND
Erik Gershwind Chief Executive Officer (Principal Executive Officer)

Dated: January 8, 2025	By:	/s/ KRISTEN ACTIS-GRANDE
Kristen Actis-Grande Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer )