Form 10-Q
period 2025-03-01
MSC INDUSTRIAL DIRECT CO INC
filed 2025-04-03
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 1, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 17, 2025, 55,721,676 shares of Class A Common Stock of the registrant were outstanding.

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
•the credit risk of our customers;
•our ability to accurately forecast customer demand;
•interruptions in our ability to make deliveries to customers;
•supply chain disruptions;
•our ability to attract and retain sales and customer service personnel;
•the risk of loss of key suppliers or contractors or key brands;
•changes to trade policies or trade relationships, including tariff policies;
•risks associated with opening or expanding our customer fulfillment centers (“CFCs”);
•our ability to estimate the cost of healthcare claims incurred under our self-insurance plan;
•interruption of operations at our headquarters or CFCs;
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

MSC INDUSTRIAL DIRECT CO., INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2025
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 1, 2025	August 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$41,276	$29,588
Accounts receivable, net of allowance for credit losses of $22,486 and $22,368, respectively	395,300	412,122
Inventories	644,971	643,904
Prepaid expenses and other current assets	112,808	102,475
Total current assets	1,194,355	1,188,089
Property, plant and equipment, net	372,842	360,255
Goodwill	721,663	723,894
Identifiable intangibles, net	93,144	101,147
Operating lease assets	50,020	58,649
Other assets	30,154	30,279
Total assets	$2,462,178	$2,462,313
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt including obligations under finance leases	$234,056	$229,911
Current portion of operating lease liabilities	19,920	21,941
Accounts payable	213,057	205,933
Accrued expenses and other current liabilities	155,600	147,642
Total current liabilities	622,633	605,427
Long-term debt including obligations under finance leases	304,931	278,853
Noncurrent operating lease liabilities	30,740	37,468
Deferred income taxes and tax uncertainties	139,284	139,283
Total liabilities	1,097,588	1,061,031
Commitments and Contingencies
Shareholders’ Equity:
MSC Industrial Shareholders’ Equity:
Preferred Stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 57,094,744 and 57,178,642 shares issued, respectively	57	57
Additional paid-in capital	1,079,823	1,070,269
Retained earnings	422,813	456,850
Accumulated other comprehensive loss	(27,515)	(21,144)
Class A treasury stock, at cost, 1,320,391 and 1,276,263 shares, respectively	(118,686)	(114,235)
Total MSC Industrial shareholders’ equity	1,356,492	1,391,797
Noncontrolling interest	8,098	9,485
Total shareholders’ equity	1,364,590	1,401,282
Total liabilities and shareholders’ equity	$2,462,178	$2,462,313
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 1, 2025	March 2, 2024	March 1, 2025	March 2, 2024
Net sales	$891,717	$935,348	$1,820,201	$1,889,317
Cost of goods sold	526,487	546,737	1,076,784	1,107,589
Gross profit	365,230	388,611	743,417	781,728
Operating expenses	301,578	291,235	605,141	581,868
Restructuring and other costs	1,406	6,181	3,750	7,097
Income from operations	62,246	91,195	134,526	192,763
Other income (expense):
Interest expense	(6,226)	(6,951)	(12,301)	(12,271)
Interest income	233	43	574	168
Other expense, net	(4,540)	(4,332)	(10,484)	(9,387)
Total other expense	(10,533)	(11,240)	(22,211)	(21,490)
Income before provision for income taxes	51,713	79,955	112,315	171,273
Provision for income taxes	12,566	18,390	27,474	40,580
Net income	39,147	61,565	84,841	130,693
Less: Net loss attributable to noncontrolling interest	(167)	(282)	(1,096)	(504)
Net income attributable to MSC Industrial	$39,314	$61,847	$85,937	$131,197
Per share data attributable to MSC Industrial:
Net income per common share:
Basic	$0.70	$1.10	$1.54	$2.33
Diluted	$0.70	$1.10	$1.54	$2.32
Weighted-average shares used in computing net income per common share:
Basic	55,793	56,325	55,845	56,377
Diluted	55,851	56,467	55,960	56,595
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 1, 2025	March 2, 2024	March 1, 2025	March 2, 2024
Net income, as reported	$39,147	$61,565	$84,841	$130,693
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(2,596)	57	(6,662)	461
Comprehensive income(1)	36,551	61,622	78,179	131,154
Comprehensive income attributable to noncontrolling interest:
Net loss	167	282	1,096	504
Foreign currency translation adjustments	57	(120)	291	(76)
Comprehensive income attributable to MSC Industrial	$36,775	$61,784	$79,566	$131,582
(1)There were no material taxes associated with other comprehensive income during the thirteen- and twenty-six-week periods ended March 1, 2025 and March 2, 2024.
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 1, 2025	March 2, 2024	March 1, 2025	March 2, 2024
Class A Common Stock
Beginning Balance	$57	$58	$57	$48
Repurchase and retirement of Class A Common Stock	—	—	—	(1)
Reclassification of Class B Common Stock to Class A Common Stock	—	—	—	11
Ending Balance	57	58	57	58
Class B Common Stock
Beginning Balance	—	—	—	9
Reclassification of Class B Common Stock to Class A Common Stock	—	—	—	(9)
Ending Balance	—	—	—	—
Additional Paid-in Capital
Beginning Balance	1,075,861	1,052,729	1,070,269	849,502
Associate Incentive Plans	3,987	6,703	9,604	21,740
Repurchase and retirement of Class A Common Stock, including excise tax	(25)	(27)	(50)	(241)
Reclassification of Class B Common Stock to Class A Common Stock	—	—	—	188,404
Ending Balance	1,079,823	1,059,405	1,079,823	1,059,405
Retained Earnings
Beginning Balance	443,349	464,962	456,850	755,007
Net Income	39,314	61,847	85,937	131,197
Repurchase and retirement of Class A Common Stock, including excise tax	(12,070)	(15,728)	(24,297)	(139,042)
Regular cash dividends declared on Class A Common Stock	(47,396)	(46,772)	(94,933)	(93,964)
Reclassification of Class B Common Stock to Class A Common Stock	—	—	—	(188,406)
Dividend equivalents declared, net of cancellations	(384)	(435)	(744)	(918)
Ending Balance	422,813	463,874	422,813	463,874
Accumulated Other Comprehensive Loss
Beginning Balance	(24,976)	(17,277)	(21,144)	(17,725)
Foreign Currency Translation Adjustment	(2,539)	(63)	(6,371)	385
Ending Balance	(27,515)	(17,340)	(27,515)	(17,340)
Treasury Stock
Beginning Balance	(119,207)	(115,399)	(114,235)	(107,677)
Associate Incentive Plans	988	788	1,844	1,582
Repurchase of Class A Common Stock, including excise tax	(467)	(877)	(6,295)	(9,393)
Ending Balance	(118,686)	(115,488)	(118,686)	(115,488)
Total Shareholders’ Equity Attributable to MSC Industrial	1,356,492	1,390,509	1,356,492	1,390,509
Noncontrolling Interest
Beginning Balance	8,322	13,152	9,485	13,418
Foreign Currency Translation Adjustment	(57)	120	(291)	76
Net Loss	(167)	(282)	(1,096)	(504)
Ending Balance	8,098	12,990	8,098	12,990
Total Shareholders’ Equity	$1,364,590	$1,403,499	$1,364,590	$1,403,499
Dividends declared per Class A Common Share	$0.85	$0.83	$1.70	$1.66

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	March 1, 2025	March 2, 2024
Cash Flows from Operating Activities:
Net income	$84,841	$130,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,671	40,372
Amortization of cloud computing arrangements	995	703
Non-cash operating lease cost	12,189	11,020
Stock-based compensation	7,192	9,889
Loss on disposal of property, plant and equipment	401	236
Non-cash changes in fair value of estimated contingent consideration	269	441
Provision for credit losses	4,316	2,354
Expenditures for cloud computing arrangements	(1,080)	(6,298)
Changes in operating assets and liabilities:
Accounts receivable	10,514	6,468
Inventories	(3,695)	44,476
Prepaid expenses and other current assets	(10,827)	(22,714)
Operating lease liabilities	(12,304)	(11,234)
Other assets	67	2,813
Accounts payable and accrued liabilities	18,785	(49,308)
Total adjustments	71,493	29,218
Net cash provided by operating activities	156,334	159,911
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(49,957)	(43,783)
Cash used in acquisitions, net of cash acquired	(790)	(9,868)
Net cash used in investing activities	(50,747)	(53,651)
Cash Flows from Financing Activities:
Repurchases of Class A Common Stock	(30,541)	(148,677)
Payments of regular cash dividends	(94,933)	(93,964)
Proceeds from sale of Class A Common Stock in connection with Associate Stock Purchase Plan	2,237	2,327
Proceeds from exercise of Class A Common Stock options	120	8,251
Borrowings under credit facilities	197,000	297,000
Payments under credit facilities	(166,750)	(202,000)
Borrowings under financing obligations	699	3,850
Other, net	(922)	(1,064)
Net cash used in financing activities	(93,090)	(134,277)
Effect of foreign exchange rate changes on cash and cash equivalents	(809)	192
Net increase (decrease) in cash and cash equivalents	11,688	(27,825)
Cash and cash equivalents—beginning of period	29,588	50,052
Cash and cash equivalents—end of period	$41,276	$22,227

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$31,101	$55,743
Cash paid for interest	$12,250	$11,996
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Note 1. Basis of Presentation
The unaudited Condensed Consolidated Financial Statements have been prepared by the management of MSC Industrial Direct Co., Inc. (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, “MSC Industrial” or the “Company”) and in the opinion of management include all normal recurring adjustments necessary to present fairly the Company’s financial position as of March 1, 2025 and August 31, 2024, results of operations for the thirteen- and twenty-six weeks ended March 1, 2025 and March 2, 2024, and cash flows for the twenty-six weeks ended March 1, 2025 and March 2, 2024. The financial information as of August 31, 2024 was derived from the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2024.
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
Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to August 31st of each year. References to “fiscal year 2025” refer to the period from September 1, 2024 to August 30, 2025, which is a 52-week fiscal year. References to “fiscal year 2024” refer to the period from September 3, 2023 to August 31, 2024, which is a 52-week fiscal year. The fiscal quarters ended March 1, 2025 and March 2, 2024 refer to the thirteen weeks ended as of those dates.
Principles of Consolidation
The unaudited Condensed Consolidated Financial Statements include the accounts of MSC Industrial Direct Co., Inc., its wholly owned subsidiaries and entities in which it maintains a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.
Accounting Standards Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires entities, including those with a single reporting segment, to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and are included within each reported measure of segment profit or loss. The ASU also requires disclosure of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for fiscal year periods beginning after December 15, 2023 (MSC’s fiscal year 2025) and interim periods within fiscal years beginning after December 15, 2024 (MSC’s first quarter of fiscal year 2026), with early adoption permitted. Retrospective application to all prior periods presented in the financial statements is also required. The adoption of this guidance is not expected to affect the Company’s Consolidated Balance Sheets, Statements of Income, or Statements of Cash Flows and the Company is currently evaluating the standard to determine the impact of adoption on its disclosures.
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

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires public entities to include more detailed disclosures about specific categories of expenses such as inventory purchases, employee compensation, depreciation, amortization and selling costs within the notes to the financial statements. The ASU is effective for fiscal year periods beginning after December 15, 2026 (MSC’s fiscal year 2028) and interim periods within fiscal years beginning after December 15, 2027 (MSC’s first quarter of fiscal year 2029), with early adoption permitted. The adoption of this guidance is not expected to affect the Company’s Consolidated Balance Sheets, Statements of Income, or Statements of Cash Flows and the Company is currently evaluating the standard to determine the impact of adoption on its disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to have a material impact on the Consolidated Financial Statements.
Note 2. Revenue
Revenue Recognition
Net sales include product revenue and shipping and handling charges, net of estimated sales returns and any related sales incentives. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract, which is determined to occur when the customer obtains control of the products, and invoicing occurs at approximately the same point in time. The Company’s product sales have standard payment terms that do not exceed one year. The Company considers shipping and handling as activities to fulfill its performance obligations. Substantially all of the Company’s contracts have a single performance obligation, to deliver products, and are short-term in nature. The Company estimates product returns based on historical return rates. Total accrued sales returns were $7,468 and $8,120 as of March 1, 2025 and August 31, 2024, respectively, and are reported as Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets. Sales taxes and value-added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.
Consideration Payable to Customers
The Company offers customers sales incentives, which primarily consist of volume rebates, and upfront sign-on payments. These volume rebates and sign-on payments are not in exchange for a distinct good or service and result in a reduction of net sales from the goods transferred to the customer at the later of when the related revenue is recognized or when the Company promises to pay the consideration. The Company estimates its volume rebate accruals and records its sign-on payments based on various factors, including contract terms, historical experience, and performance levels. Total accrued sales incentives, primarily related to volume rebates, were $23,615 and $23,386 as of March 1, 2025 and August 31, 2024, respectively, and are included in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets. Sign-on payments, not yet recognized as a reduction of net sales, are recorded in Prepaid expenses and other current assets in the unaudited Condensed Consolidated Balance Sheets and were $6,772 and $7,493 as of March 1, 2025 and August 31, 2024, respectively.
Contract Assets and Liabilities
The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company records a contract liability when customers prepay but the Company has not yet satisfied its performance obligations. The Company did not have material contract assets or liabilities as of March 1, 2025 and August 31, 2024.
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
The following table presents the Company’s percentage of revenue by customer end-market for the thirteen- and twenty-six-week periods ended March 1, 2025 and March 2, 2024:

	Thirteen Weeks Ended (2)		Twenty-Six Weeks Ended (2)
	March 1, 2025	March 2, 2024	March 1, 2025	March 2, 2024
Manufacturing Heavy	59%	59%	58%	59%
Manufacturing Light	10%	9%	9%	9%
Public Sector	9%	8%	9%	8%
Retail/Wholesale	7%	7%	7%	7%
Commercial Services	5%	4%	5%	4%
Other (1)	10%	13%	12%	13%
Total	100%	100%	100%	100%

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

The following table presents the Company’s percentage of revenue by customer type for the thirteen- and twenty-six-week periods ended March 1, 2025 and March 2, 2024:

	Thirteen Weeks Ended (1)		Twenty-Six Weeks Ended (1)
	March 1, 2025	March 2, 2024	March 1, 2025	March 2, 2024
National Account Customers	37%	37%	37%	37%
Public Sector Customers	9%	8%	9%	8%
Core and Other Customers	54%	55%	54%	55%
Total	100%	100%	100%	100%
(1)Includes reclassifications of certain customers during fiscal year 2024, primarily between national account customers and core and other customers.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
The Company’s revenue originating from the following geographic areas was as follows for the thirteen- and twenty-six-week periods ended March 1, 2025 and March 2, 2024:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 1, 2025	March 2, 2024	March 1, 2025	March 2, 2024
United States	95%	95%	95%	95%
Mexico	2%	2%	2%	2%
Canada	2%	2%	2%	2%
North America	99%	99%	99%	99%
Other foreign countries	1%	1%	1%	1%
Total	100%	100%	100%	100%
Note 3. Net Income per Share
Basic net income per share is computed by dividing net income by the weighted-average number of shares of the Company’s Class A Common Stock (“Class A Common Stock”) outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of Class A Common Stock outstanding during the period, including potentially dilutive shares of Class A Common Stock equivalents outstanding during the period. The dilutive effect of potential shares of Class A Common Stock is determined using the treasury stock method. The following table sets forth the computation of basic and diluted net income per common share under the treasury stock method for the thirteen- and twenty-six-week periods ended March 1, 2025 and March 2, 2024:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 1, 2025	March 2, 2024	March 1, 2025	March 2, 2024
Numerator:
Net income attributable to MSC Industrial, as reported	$39,314	$61,847	$85,937	$131,197
Denominator:
Weighted-average shares outstanding for basic net income per share	55,793	56,325	55,845	56,377
Effect of dilutive securities	58	142	115	218
Weighted-average shares outstanding for diluted net income per share	55,851	56,467	55,960	56,595
Net income per share:
Basic	$0.70	$1.10	$1.54	$2.33
Diluted	$0.70	$1.10	$1.54	$2.32

Potentially dilutive securities	204	15	151	8
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

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Note 4. Stock-Based Compensation
The Company accounts for all stock-based payments in accordance with Accounting Standards Codification Topic 718, “Compensation—Stock Compensation,” as amended. Stock-based compensation expense included in Operating expenses for the thirteen- and twenty-six-week periods ended March 1, 2025 and March 2, 2024 was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 1, 2025	March 2, 2024	March 1, 2025	March 2, 2024
Stock-based compensation expense (1)	3,630	4,688	7,192	9,889
Deferred income tax benefit	(883)	(1,079)	(1,759)	(2,343)
Stock-based compensation expense, net	$2,747	$3,609	$5,433	$7,546
(1)Includes equity award acceleration costs associated with associate severance and separation, which are included in Restructuring and other costs in the unaudited Condensed Consolidated Statements of Income for the thirteen- and twenty-six-week periods ended March 2, 2024. See Note 9, “Restructuring and Other Costs” for additional information.
Restricted Stock Units and Performance Share Units
The Company grants restricted stock units (“RSUs”) and performance share units (“PSUs”) as part of its long-term stock-based compensation program. RSUs vest over four-years or five-years, depending on the position of the associate, and PSUs cliff vest after a three-year performance period based on the achievement of specific performance goals as set forth in the applicable award agreement. Based on the extent to which the performance goals are achieved, vested shares may range from 0% to 200% of the target award amount. If the performance conditions are not met or are not expected to be met, recognized compensation expense associated with the grant will be reversed.
The following table summarizes the Company’s non-vested RSU and PSU award activity under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (the “2015 Omnibus Incentive Plan”) and the 2023 Omnibus Incentive Plan (the “2023 Omnibus Incentive Plan”) (based on target award amounts for PSUs) for the twenty-six-week period ended March 1, 2025:

	Restricted Stock Units		Performance Share Units
	Shares	Weighted-Average Grant Date Fair Value per Share	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested at August 31, 2024	431	$88.29	123	$88.31
Granted	234	80.73	52	80.52
Vested	(155)	85.00	(38)	84.96
Canceled/Forfeited	(7)	88.26	—	—
Non-vested at March 1, 2025 (1)	503	$85.78	137	$86.31

(1)Excludes approximately 28 and 4 shares of accrued incremental dividend equivalent rights on outstanding RSUs and PSUs, respectively, granted under the 2015 Omnibus Incentive Plan and the 2023 Omnibus Incentive Plan.
The fair value of each RSU and PSU granted is the closing stock price on the New York Stock Exchange of Class A Common Stock on the date of grant. RSUs are expensed over the vesting period of each respective grant and PSUs are expensed over the three-year performance period of each respective grant. Forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimated forfeitures. The Company uses historical data to estimate pre-vesting RSU and PSU forfeitures and records stock-based compensation expense only for RSU and PSU awards that are expected to vest. Upon vesting, and, in the case of the PSUs, subject to the achievement of specific performance goals, a portion of the RSU and PSU awards may be withheld to satisfy the statutory income tax withholding obligation, and the remaining RSUs and PSUs will be settled in shares of Class A Common Stock. These awards accrue dividend equivalents on the underlying RSUs and PSUs (in the form of additional stock units) based

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
on dividends declared on Class A Common Stock, and these dividend equivalents are paid to the award recipient in the form of unrestricted shares of Class A Common Stock on the vesting dates of the underlying RSUs and PSUs, subject, in the case of the dividend equivalents on the underlying PSUs, to the same performance vesting requirements. The unrecognized stock-based compensation costs related to the RSUs and PSUs at March 1, 2025 were $36,245 and $5,369, respectively, which are expected to be recognized over a weighted-average period of 3.1 and 1.7 years, respectively.
Stock Options
Subsequent to the stock option grant in fiscal year 2019, the Company discontinued its grants of stock options. The fair value of each option grant in previous fiscal years was estimated on the date of grant using the Black-Scholes option pricing model.
For the twenty-six-week period ended March 1, 2025, there were two stock option awards exercised at a weighted-average price of $83.21. As of March 1, 2025, there were 97 stock option awards outstanding and exercisable, with an exercise price of $83.21, a remaining contractual life of 0.6 years, and no intrinsic value.
The aggregate intrinsic value of options exercised, which represents the difference between the exercise price and the market value of Class A Common Stock measured at each individual exercise date, during the twenty-six-week periods ended March 1, 2025 and March 2, 2024 was $8 and $1,784, respectively. There were no unrecognized stock‑based compensation costs related to stock options at March 1, 2025.
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
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and outstanding indebtedness. Cash and cash equivalents include investments in a money market fund which are reported at fair value. The fair value of money market funds is determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs within the fair value hierarchy. The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company’s debt instruments are classified as Level 2 within the fair value hierarchy. The reported carrying amounts of the Company’s financial instruments approximated their fair values as of March 1, 2025 and March 2, 2024.
During the thirteen- and twenty-six-week periods ended March 1, 2025 and March 2, 2024, the Company had no material remeasurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.
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

During the fiscal quarter ended March 1, 2025, the Company entered into a Purchase and Sale Agreement to sell its 468,000 square foot customer fulfillment center in Columbus, Ohio (the “Columbus CFC”). As of March 1, 2025, the related assets had a carrying value of approximately $31,758, which is comprised of approximately $20,663 of building and building improvements, $4,097 of land assets and $6,998 of furniture, fixtures and equipment, which is included in Property, plant and equipment, net in the unaudited Condensed Consolidated Balance Sheet as of such date. As a result of the above, the Company determined that all of the criteria to classify the building as held for sale had been met as of March 1, 2025. Fair value was determined based upon the anticipated sales price of these assets based on current market conditions and assumptions made by management, which may differ from actual results and may result in an impairment if market conditions deteriorate. No impairment charge was recorded as the fair value was in excess of the carrying amount of the assets.

Subsequent to the fiscal quarter ended March 1, 2025, the Company closed on the sale of the Columbus CFC for proceeds of $32,000. After the settlement of certain closing costs and fees, the Company expects the transaction to result in a loss on sale of property of approximately $1,200, which will be included in the unaudited Condensed Consolidated Statement of Income for the third quarter of fiscal year 2025.
Note 6. Accounts Receivable
Accounts receivables at March 1, 2025 and August 31, 2024 consisted of the following:

	March 1, 2025	August 31, 2024
Accounts receivable	$417,786	$434,490
Less: allowance for credit losses	22,486	22,368
Accounts receivable, net	$395,300	$412,122

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

The Company continues to provide collection services for the receivables sold to the Purchasers. As cash is collected on sold receivables, the Receivables Subsidiary continuously sells new qualifying receivables to the Purchasers so that the total principal amount outstanding of receivables sold is approximately $300,000. The total principal amount outstanding of receivables sold was approximately $300,000 as of March 1, 2025 and August 31, 2024. The amount of receivables retained and pledged as collateral by the Company as of March 1, 2025 and August 31, 2024 was $337,167 and $349,743, respectively.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
The following table summarizes the activity and amounts outstanding under the RPA for the thirteen- and twenty-six-week periods ended March 1, 2025 and March 2, 2024.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 1, 2025	March 2, 2024	March 1, 2025	March 2, 2024
Receivables sold under the RPA	$323,589	$316,877	$632,295	$629,857
Cash collected on sold receivables under the RPA	$323,589	$316,877	$632,295	$629,857
The receivables sold incurred fees due to the Purchasers of $3,863 and $8,065 during the thirteen- and twenty-six-week periods ended March 1, 2025, respectively, and $4,616 and $9,227 during the thirteen- and twenty-six-week periods ended March 2, 2024 which were recorded within Other expense, net in the unaudited Condensed Consolidated Statements of Income. The financial covenants under the RPA are substantially the same as those under the Credit Facilities and the Private Placement Debt (each, as defined below). See Note 7, “Debt” for more information about these financial covenants.
Note 7. Debt
Debt at March 1, 2025 and August 31, 2024 consisted of the following:

	March 1, 2025		August 31, 2024
Amended Revolving Credit Facility	$100,000		$74,000
Uncommitted Credit Facilities	213,750		209,500
Long-Term Note Payable	4,750		4,750
Private Placement Debt:
2.90% Senior Notes, Series B, due July 28, 2026	100,000		100,000
3.79% Senior Notes, due June 11, 2025	20,000		20,000
2.60% Senior Notes, due March 5, 2027	50,000		50,000
5.73% Senior Notes, due April 18, 2027	50,000		50,000
Financing arrangements	527		640
Obligations under finance leases	551		654
Less: unamortized debt issuance costs	(591)		(780)
Total debt, including obligations under finance leases	$538,987		$508,764
Less: current portion	(234,056)	(1)	(229,911)	(2)
Total long-term debt, including obligations under finance leases	$304,931		$278,853
(1)Consists of $213,750 from the Uncommitted Credit Facilities (as defined below), $20,000 from the 3.79% Series 2019A Notes, $482 from financing arrangements, $207 from obligations under finance leases and net of unamortized debt issuance costs of $383 expected to be amortized in the next 12 months.
(2)Consists of $209,500 from the Uncommitted Credit Facilities (as defined below), $20,000 from the 3.79% Series 2019A Notes, $595 from financing arrangements, $199 from obligations under finance leases and net of unamortized debt issuance costs of $383 expected to be amortized in the next 12 months.
In April 2017, the Company entered into a $600,000 revolving credit facility, which was subsequently amended and extended in August 2021 (as amended and extended, the “Amended Revolving Credit Facility”). The Amended Revolving Credit Facility, which matures on August 24, 2026, provides for an unsecured revolving loan facility on a committed basis. The interest rate for borrowings under the Amended Revolving Credit Facility is based on either the Adjusted Term SOFR Rate (as defined in the Amended Revolving Credit Facility) or a base rate, plus a spread based on the Company’s consolidated leverage ratio at the end of each fiscal reporting quarter. The Company currently elects to have loans under the Amended Revolving Credit Facility bear interest based on the Adjusted Term SOFR Rate with one-month interest periods.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
The Amended Revolving Credit Facility permits up to $50,000 to be used to fund letters of credit. The Amended Revolving Credit Facility also permits the Company to initiate one or more incremental term loan facilities and/or to increase the revolving loan commitments in an aggregate amount not to exceed $300,000. Subject to certain limitations, each such incremental term loan facility or revolving loan commitment increase will be on terms as agreed to by the Company, the administrative agent and the lenders providing such financing. Outstanding letters of credit were $6,304 at March 1, 2025 and August 31, 2024, respectively.
Uncommitted Credit Facilities
During fiscal year 2024, the Company either extended or amended all three of its uncommitted credit facilities. These facilities (collectively, the “Uncommitted Credit Facilities” and, together with the Amended Revolving Credit Facility, the “Credit Facilities”) total $216,000 in aggregate maximum uncommitted availability, under which $213,750 and $209,500 were outstanding at March 1, 2025 and August 31, 2024, respectively, and are included in Current portion of debt including obligations under finance leases in the unaudited Condensed Consolidated Balance Sheets. The interest rate on the Uncommitted Credit Facilities is based on the Secured Overnight Financing Rate. Borrowings under the Uncommitted Credit Facilities are due at the end of the applicable interest period, which is typically one month but may be up to six months and may be rolled over to a new interest period at the option of the applicable lender. The Company’s lenders have, in the past, been willing to roll over the principal amount outstanding under the Uncommitted Credit Facilities at the end of each interest period but are not obligated to do so. Each Uncommitted Credit Facility matures within one year of entering into such Uncommitted Credit Facility and contains certain limited covenants which are substantially the same as the limited covenants contained in the Amended Revolving Credit Facility. All of the Uncommitted Credit Facilities are unsecured and rank equally in right of payment with the Company’s other unsecured indebtedness.
During the twenty-six-week period ended March 1, 2025, the Company borrowed an aggregate $197,000 and repaid an aggregate $166,750 under the Credit Facilities. As of March 1, 2025 and August 31, 2024, the weighted-average interest rates on borrowings under the Credit Facilities were 5.22% and 6.24%, respectively.
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
Covenants
Each of the Credit Facilities and the Private Placement Debt imposes several restrictive covenants. As of March 1, 2025, the Company was in compliance with the operating and financial covenants of the Credit Facilities and the Private Placement Debt.
Note 8. Shareholders’ Equity
Common Stock Repurchases and Treasury Stock
In June 2021, the Board of Directors of the Company (the “Board”) terminated the existing share repurchase plan and authorized a new share repurchase plan (the “Share Repurchase Plan”) to purchase up to 5,000 shares of Class A Common Stock. There is no expiration date for the Share Repurchase Plan. As of March 1, 2025, the maximum number of shares of Class A Common Stock that were available for repurchase under the Share Repurchase Plan was 1,529 shares. The Share Repurchase Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Exchange Act.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
During the thirteen- and twenty-six-week periods ended March 1, 2025, the Company repurchased 158 shares and 377 shares, respectively, of Class A Common Stock for $12,469 and $30,541, respectively. From these totals, 5 shares and 75 shares, respectively, were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its stock-based compensation program and are reflected at cost as treasury stock in the unaudited Condensed Consolidated Financial Statements for the thirteen- and twenty-six-week periods ended March 1, 2025 and the remainder were immediately retired. During the thirteen- and twenty-six-week periods ended March 2, 2024, the Company repurchased 175 shares and 1,542 shares, respectively, of Class A Common Stock for $16,632 and $148,677, respectively. From these totals, 9 shares and 96 shares, respectively, were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its stock-based compensation program and are reflected at cost as treasury stock in the unaudited Condensed Consolidated Financial Statements for the thirteen- and twenty-six-week periods ended March 2, 2024 and the remainder were immediately retired.
As of March 1, 2025, August 31, 2024 and March 2, 2024, the Company also recorded accruals for excise tax on share repurchases of $101, $1,523 and $0, respectively, which was included in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets.
The Company reissued 17 shares 31 shares of treasury stock during the thirteen- and twenty-six-week periods ended March 1, 2025, respectively, and reissued 14 shares and 27 shares of treasury stock during the thirteen- and twenty-six-week periods ended March 2, 2024, respectively, to fund the MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan.
Dividends on Common Stock
The Company paid aggregate regular cash dividends of $1.70 per share totaling $94,933 for the twenty-six-week period ended March 1, 2025. For the twenty-six-week period ended March 2, 2024, the Company paid aggregate regular cash dividends of $1.66 per share totaling $93,964.
On March 26, 2025, the Board declared a regular cash dividend of $0.85 per share, payable on April 23, 2025, to shareholders of record at the close of business on April 9, 2025. The dividend is expected to result in aggregate payments of $47,363 based on the number of shares outstanding on March 17, 2025.
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
As part of the Company’s strategic realignment efforts to optimize its supply chain and distribution network and enhance operational efficiency, the Company engaged consultants beginning in fiscal year 2024 and continuing into fiscal year 2025. In connection with these efforts, in the second half of fiscal year 2024, the Company commenced its plan to sell its Columbus CFC. As such, the Company extended voluntary and involuntary severance and separation benefits to certain associates and incurred consulting-related costs in the same period in order to facilitate its network optimization and

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
workforce realignment that qualify as exit and disposal costs under accounting principles generally accepted in the United States of America.
In addition, from time to time, the Company incurs certain expenses that are an integral component of, and directly contribute to, its restructuring activities, which do not qualify as exit and disposal costs under accounting principles generally accepted in the United States of America. These expenses include professional and consulting-related costs directly associated with the optimization of the Company’s operations and profitability improvement, which are also included in Restructuring and other costs in the unaudited Condensed Consolidated Statements of Income.
The following table summarizes Restructuring and other costs for the thirteen- and twenty-six-week periods ended March 1, 2025 and March 2, 2024:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 1, 2025	March 2, 2024	March 1, 2025	March 2, 2024
Consulting-related costs	$1,406	$998	$3,750	$1,074
Associate severance and separation costs	—	4,904	—	5,640
Equity award acceleration costs associated with severance	—	279	—	383
Total Restructuring and other costs	$1,406	$6,181	$3,750	$7,097
Liabilities associated with Restructuring and other costs are included in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheet as of March 1, 2025. The following table summarizes activity related to liabilities associated with Restructuring and other costs for the twenty-six week period ended March 1, 2025:

	Consulting-related costs	Associate severance and separation costs	Other exit-related costs	Total
Balance at August 31, 2024	$359	$697	$180	$1,236
Additions	3,750	—	—	3,750
Payments and other adjustments	(4,109)	(697)	(180)	(4,986)
Balance at March 1, 2025	$—	$—	$—	$—
Note 10. Income Taxes
During the twenty-six-week period ended March 1, 2025, there were no material changes in unrecognized tax benefits.
The Company’s effective tax rate was 24.5% for the twenty-six-week period ended March 1, 2025, as compared to 23.7% for the twenty-six-week period ended March 2, 2024. The increase in the effective tax rate was primarily due to a lower tax benefit from stock-based compensation. The effective tax rate is higher than the federal statutory tax rate primarily due to state taxes.
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

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
In addition to the matters referred to above, on March 14, 2025, a complaint was filed in the Supreme Court of the State of New York, County of New York by Macomb County Retiree Health Care Fund (“MCRHC”) against the Company and certain officers, directors and shareholders of the Company. The action is purportedly brought by MCRHC individually, and on behalf of others similarly situated, as a class action or in the alternative, as a derivative action on behalf of the Company. The complaint alleges, among other things, breaches of fiduciary duties for actions related to the Reclassification and seeks disgorgement, unspecified damages, costs and expenses and such other relief as the court may deem proper. At this time, the ultimate cost to resolve this matter is not reasonably estimable, however the Company believes it has substantial defenses to the alleged claims and intends to vigorously defend itself.

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
Our Business

MSC is a leading North American distributor of a broad range of metalworking and maintenance, repair and operations (“MRO”) products and services. We help our customers drive greater productivity, profitability and growth with inventory management and other supply chain solutions and deep expertise from more than 80 years of working with customers across industries. We offer approximately 2.4 million active, saleable stock-keeping units through our catalogs; our brochures; our E-commerce channels, including our website, www.mscdirect.com (the “MSC website”); our inventory management solutions; and our customer care centers, customer fulfillment centers (“CFCs”), regional inventory centers and warehouses. We service our customers from five CFCs, nine regional inventory centers, 40 warehouses, and five manufacturing locations. We continue to implement our strategies to gain market share, generate new customers, increase sales to existing customers and diversify our customer base.

Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customer’s needs. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received. We focus on offering inventory, process and procurement solutions that reduce supply chain costs and improve plant floor productivity for our customers. We aim to achieve ongoing cost reductions throughout our business by implementing cost-saving strategies and leveraging our existing infrastructure. Additionally, we provide our customers with further procurement cost-saving solutions through technologies such as our Vendor Managed Inventory (“VMI”), Customer Managed Inventory (“CMI”) and vending programs. Our vending machines in service totaled 28,085 as of March 1, 2025, compared to 25,854 as of March 2, 2024, and our In-Plant programs totaled 387 locations as of March 1, 2025, compared to 312 as of March 2, 2024. Our sales force, which focuses on a more complex and high-touch role, drives value for our customers by enabling them to achieve higher levels of growth, profitability and productivity. Our field sales and service associate headcount was 2,726 as of March 1, 2025, compared to 2,640 as of March 2, 2024.
Highlights
Highlights during the twenty-six weeks ended March 1, 2025 include:
•We generated $156.3 million of cash from operations, compared to $159.9 million for the same period in the prior fiscal year.
•We had net borrowings of $30.3 million on our credit facilities and private placement debt, compared to net borrowings of $95.0 million for the same period in the prior fiscal year.
•We paid out an aggregate $94.9 million in regular cash dividends, compared to an aggregate $94.0 million in regular cash dividends for the same period in the prior fiscal year.
•We repurchased $30.5 million of MSC’s Class A Common Stock, par value $0.001 per share (“Class A Common Stock”), excluding excise taxes, compared to $148.7 million for the same period in the prior fiscal year. The higher share repurchase volume in the prior year was primarily due to repurchases to offset the share dilution resulting from the reclassification of the Company’s common stock to eliminate the Class B Common Stock (the “Reclassification”).
Our Strategy
The first phase of our Company-wide initiative, referred to as “Mission Critical,” focused on market share capture and improved profitability. We successfully executed on the first phase of Mission Critical initiatives at the end of fiscal year 2023, which included solidifying our market-leading metalworking business, with an emphasis on selling our product portfolio, expanding our solutions, improving our digital and E-commerce capabilities and diversifying our customers and end-markets. The next phase of our mission critical journey, which began in fiscal year 2024, is anchored in three pillars: (i) maintaining the momentum of the first phase of the mission critical program and our existing growth drivers, (ii) increasing our focus on both core customers and OEM fasteners, and (iii) driving productivity improvements and reducing operating expenses as a percentage of net sales. To accomplish the next phase of our mission critical journey, we will leverage investments in advanced analytics to improve supply chain performance, maintain momentum from our category line reviews and upgrade our digital core to unlock productivity within our order-to-cash and procure-to-pay processes. In fiscal year 2024, we completed our web price realignment initiative, and in the second quarter of fiscal year 2025, we launched our enhanced marketing efforts and rolled out several E-commerce enhancements, including a streamlined cart and checkout process and improved product discovery functions.

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
We utilize various indices when evaluating the level of our business activity, including the Industrial Production (“IP”) Index. Through statistical analysis, we have found that trends in our customers’ activity have correlated to changes in the IP Index. The IP Index measures short-term changes in industrial production. Growth in the IP Index from month to month indicates growth in the manufacturing, mining and utilities industries. Approximately 69% and 67% of our revenues came from sales in the manufacturing sector during the thirteen- and twenty-six-week periods ended March 1, 2025, respectively. The IP Index over the three months ended February 2025 and the average for the three- and 12-month periods ended February 2025 were as follows:

Period	IP Index
December	103.2
January	103.4
February	104.2

Fiscal Year 2025 Q2 Average	103.6
12-Month Average	102.9

The average IP Index for the three months ended February 2025 was 103.6, an increase from the prior quarter average of 102.2 and the comparative quarter in the prior year average of 102.4.

During the second quarter of fiscal year 2025, the Company continued to experience soft demand for the products and services it offers. This soft demand was felt more acutely in the heavy manufacturing industry, which represented 59% of our revenues during the March 1, 2025. The IP index for the Primary Metals, Fabricated Metals and Automotive segments, among others, indicated a contraction for the second quarter of fiscal year 2025. As a result, the demand environment for the Company’s products was softer than the demand environment for the economy as a whole, which we believe is due to the concentration of the Company’s customers in these and other subindex industries, which lagged the IP index as a whole.

We will monitor the current economic conditions for the impact on our customers and markets and assess both risks and opportunities that may affect our business and operations.

Thirteen-Week Period Ended March 1, 2025 Compared to the Thirteen-Week Period Ended March 2, 2024
The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	March 1, 2025		March 2, 2024		Change
	$	%	$	%	$	%
Net sales	$891,717	100.0%	$935,348	100.0%	$(43,631)	(4.7)%
Cost of goods sold	526,487	59.0%	546,737	58.5%	(20,250)	(3.7)%
Gross profit	365,230	41.0%	388,611	41.5%	(23,381)	(6.0)%
Operating expenses	301,578	33.8%	291,235	31.1%	10,343	3.6%
Restructuring and other costs	1,406	0.2%	6,181	0.7%	(4,775)	(77.3)%
Income from operations	62,246	7.0%	91,195	9.7%	(28,949)	(31.7)%
Total other expense	(10,533)	(1.2)%	(11,240)	(1.2)%	707	(6.3)%
Income before provision for income taxes	51,713	5.8%	79,955	8.5%	(28,242)	(35.3)%
Provision for income taxes	12,566	1.4%	18,390	2.0%	(5,824)	(31.7)%
Net income	39,147	4.4%	61,565	6.6%	(22,418)	(36.4)%
Less: Net loss attributable to noncontrolling interest	(167)	0.0%	(282)	0.0%	115	(40.8)%
Net income attributable to MSC Industrial	$39,314	4.4%	$61,847	6.6%	$(22,533)	(36.4)%
Net Sales
Net sales decreased 4.7%, or $43.6 million, to $891.7 million for the thirteen-week period ended March 1, 2025, as compared to $935.3 million for the same period in the prior fiscal year. The $43.6 million decrease in net sales was comprised of $44.5 million of lower sales volume, $3.1 million of unfavorable foreign exchange impact and a negative $2.1 million impact from pricing, inclusive of changes in customer and product mix, discounting and other items, partially offset by an additional $6.1 million of net sales as a result of our fiscal year 2024 acquisitions. Of the $43.6 million decrease in net sales during the thirteen-week period ended March 1, 2025, sales to our core and other customers decreased $34.8 million, sales to our national account customers decreased $18.6 million and sales to our public sector customers increased $9.8 million.

The table below shows, among other things, the change in our average daily sales (“ADS”) by total Company, by customer end-market and by customer type for the thirteen-week periods ended March 1, 2025 and March 2, 2024, each as compared to the same period in the prior fiscal year:
ADS Percentage Change
(Unaudited)

	Thirteen Weeks Ended
	March 1, 2025	March 2, 2024
Net Sales (in thousands)	$891,717	$935,348
Sales Days	63	63
ADS (1) (in millions)	$14.2	$14.8
Total Company ADS Percent Change (2)	(4.7)%	(2.7)%

Customer End-Market:
Manufacturing Customers ADS Percent Change (2)(3)	(4.6)%	(5.1)%
Manufacturing Customers Percent of Total Net Sales(3)	69%	68%

Non-Manufacturing Customers ADS Percent Change (2)(3)	(4.9)%	2.7%
Non-Manufacturing Customers Percent of Total Net Sales(3)	31%	32%

Customer Type:
National Account Customers ADS Percent Change (2)(4)	(5.4)%	3.9%
National Account Customers Percent of Total Net Sales(4)	37%	37%

Public Sector Customers ADS Percent Change (2)(4)	13.2%	1.6%
Public Sector Customers Percent of Total Net Sales(4)	9%	8%

Core and Other Customers ADS Percent Change (2)(4)	(6.8)%	(7.3)%
Core and Other Customers Percent of Total Net Sales(4)	54%	55%

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

We believe that our ability to transact business with our customers directly through the MSC website as well as through various other electronic portals gives us a competitive advantage over smaller suppliers. Sales made through our E-commerce platforms, including sales made through Electronic Data Interchange (“EDI”) systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 63.6% of consolidated net sales for the thirteen-week period ended March 1, 2025, as compared to 63.2% of consolidated net sales for the same period in the prior fiscal year.
Gross Profit
Gross profit of $365.2 million for the thirteen-week period ended March 1, 2025 decreased $23.4 million, or 6.0%, compared to the same period in the prior fiscal year. Gross profit margin was 41.0% for the thirteen-week period ended March 1, 2025, as compared to 41.5% for the same period in the prior fiscal year. The decrease in gross profit was primarily a result of lower sales volume, as described above. The decrease in gross profit margin was primarily a result of higher inventory cost and customer mix, as our sales to national account and public sector customers typically transact at lower gross profit margins than the business as a whole. Recent acquisitions also presented an additional headwind for gross profit margin.
Operating Expenses
Operating expenses increased 3.6%, or $10.3 million, to $301.6 million for the thirteen-week period ended March 1, 2025, as compared to $291.2 million for the same period in the prior fiscal year. Operating expenses were 33.8% of net sales for the thirteen-week period ended March 1, 2025, as compared to 31.1% for the same period in the prior fiscal year. The increase in Operating expenses and Operating expenses as a percentage of net sales was primarily due to higher payroll and payroll-related costs and investments supporting our solutions growth.
Payroll and payroll-related costs for the thirteen-week period ended March 1, 2025 were 57.5% of total Operating expenses, as compared to 57.1% for the same period in the prior fiscal year. Payroll and payroll-related costs, which include salary, incentive compensation, sales commission and fringe benefit costs, increased $7.1 million for the thirteen-week period ended March 1, 2025. The majority of this increase compared to the same period in the prior fiscal year was due to higher incentive compensation, as well as higher salary expense attributable to higher associate headcount to support our strategic growth investments and our annual merit increases.
Freight expense was $35.8 million for the thirteen-week period ended March 1, 2025, as compared to $36.5 million for the same period in the prior fiscal year.
Restructuring and Other Costs

We incurred $1.4 million in Restructuring and other costs for the thirteen-week period ended March 1, 2025, as compared to $6.2 million for the same period in the prior fiscal year. Restructuring and other costs in the current period consists of consulting-related costs associated with the Company’s strategic realignment efforts to optimize its supply chain and distribution network. The decrease in Restructuring and other costs is due to prior year associate severance and separation costs and equity award acceleration costs associated with severance related to the Company’s associate voluntary termination program during the second quarter of fiscal year 2024. See Note 9, “Restructuring and Other Costs” in the Notes to Condensed Consolidated Financial Statements for additional information.

Income from Operations
Income from operations decreased 31.7%, or $28.9 million, to $62.2 million for the thirteen-week period ended March 1, 2025, as compared to $91.2 million for the same period in the prior fiscal year. Income from operations as a percentage of net sales decreased to 7.0% for the thirteen-week period ended March 1, 2025, as compared to 9.7% for the same period in the prior fiscal year. The decrease in income from operations as a percentage of net sales was primarily attributable to, as described above, a lower gross profit margin and an increase in Operating expenses as a percentage of net sales during the thirteen-week period ended March 1, 2025.
Total Other Expense

Total other expense decreased 6.3%, or $0.7 million, to $10.5 million for the thirteen-week period ended March 1, 2025, as compared to $11.2 million for the same period in the prior fiscal year. The decrease was primarily due to lower interest costs on our Credit Facilities and lower fees incurred associated with the Receivables Purchase Agreement entered into during fiscal year 2023, partially offset by the impact of realized and unrealized losses on foreign exchange.
Provision for Income Taxes
The Company’s effective tax rate for the thirteen-week period ended March 1, 2025 was 24.3%, as compared to 23.0% for the same period in the prior fiscal year. The increase in the effective tax rate was primarily due to a lower tax benefit from stock-based compensation.
Net Income
The factors which affected net income for the thirteen-week period ended March 1, 2025, as compared to the same period in the prior fiscal year, have been discussed above.

Twenty-Six-Week Period Ended March 1, 2025 Compared to the Twenty-Six-Week Period Ended March 2, 2024
The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Twenty-Six Weeks Ended
	March 1, 2025		March 2, 2024		Change

	$	%	$	%	$	%
Net sales	$1,820,201	100.0%	$1,889,317	100.0%	$(69,116)	(3.7)%
Cost of goods sold	1,076,784	59.2%	1,107,589	58.6%	(30,805)	(2.8)%
Gross profit	743,417	40.8%	781,728	41.4%	(38,311)	(4.9)%
Operating expenses	605,141	33.2%	581,868	30.8%	23,273	4.0%
Restructuring and other costs	3,750	0.2%	7,097	0.4%	(3,347)	(47.2)%
Income from operations	134,526	7.4%	192,763	10.2%	(58,237)	(30.2)%
Total other expense	(22,211)	(1.2)%	(21,490)	(1.1)%	(721)	3.4%
Income before provision for income taxes	112,315	6.2%	171,273	9.1%	(58,958)	(34.4)%
Provision for income taxes	27,474	1.5%	40,580	2.1%	(13,106)	(32.3)%
Net income	84,841	4.7%	130,693	6.9%	(45,852)	(35.1)%
Less: Net loss attributable to noncontrolling interest	(1,096)	(0.1)%	(504)	0.0%	(592)	117.5%
Net income attributable to MSC Industrial	$85,937	4.7%	$131,197	6.9%	$(45,260)	(34.5)%
Net Sales
Net sales decreased 3.7%, or $69.1 million, to $1,820.2 million for the twenty-six-week period ended March 1, 2025, as compared to $1,889.3 million for the same period in the prior fiscal year. The $69.1 million decrease in net sales was comprised of $76.6 million of lower sales volume, $5.5 million of unfavorable foreign exchange impact and a negative $2.5 million impact from pricing, inclusive of changes in customer and product mix, discounting and other items, partially offset by $15.5 million of net sales from fiscal year 2024 acquisitions. Of the $69.1 million decrease in net sales during the twenty-six-week period ended March 1, 2025, sales to our core and other customers decreased $62.4 million, sales to our national account customers decreased $24.2 million and sales to our public sector customers increased $17.5 million.

The table below shows, among other things, the change in our ADS by total Company, by customer end-market and by customer type for the twenty-six-week periods ended March 1, 2025 and March 2, 2024, each as compared to the same period in the prior fiscal year:
ADS Percentage Change
(Unaudited)

	Twenty-Six Weeks Ended
	March 1, 2025	March 2, 2024
Net Sales (in thousands)	$1,820,201	$1,889,317
Sales Days	125	125
ADS (1) (in millions)	$14.6	$15.1
Total Company ADS Percent Change (2)	(3.7)%	(1.6)%

Customer End-Market:
Manufacturing Customers ADS Percent Change (2)	(4.9)%	(5.1)%
Manufacturing Customers Percent of Total Net Sales	67%	68%

Non-Manufacturing Customers ADS Percent Change (2)	(1.0)%	6.6%
Non-Manufacturing Customers Percent of Total Net Sales	33%	32%

Customer Type:
National Account Customers ADS Percent Change (2)(3)	(3.5)%	4.9%
National Account Customers Percent of Total Net Sales (3)	37%	37%

Public Sector Customers ADS Percent Change (2)(3)	11.4%	5.2%
Public Sector Customers Percent of Total Net Sales (3)	9%	8%

Core and Other Customers ADS Percent Change (2)(3)	(6.0)%	(6.3)%
Core and Other Customers Percent of Total Net Sales (3)	54%	55%

(1)ADS is calculated using the number of business days in the United States for the periods indicated. The Company believes ADS is a key performance indicator because it shows the effectiveness of the Company’s selling performance on a consistent basis between periods.
(2)Percent reflects the change from the 2025 fiscal period to the 2024 fiscal period and the change from the 2024 fiscal period to the 2022 fiscal period, respectively.
(3)Includes reclassifications of certain customers during fiscal year 2024, primarily between national account customers and core and other customers.
We believe that our ability to transact business with our customers directly through the MSC website as well as through various other electronic portals gives us a competitive advantage over smaller suppliers. Sales made through our E-commerce platforms, including sales made through EDI systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 63.7% of consolidated net sales for the twenty-six-week period ended March 1, 2025, as compared to 63.2% of consolidated net sales for the same period in the prior fiscal year.
Gross Profit
Gross profit of $743.4 million for the twenty-six-week period ended March 1, 2025 decreased $38.3 million, or 4.9%, compared to the same period in the prior fiscal year. Gross profit margin was 40.8% for the twenty-six-week period ended March 1, 2025, as compared to 41.4% for the same period in the prior fiscal year. The decrease in gross profit was primarily a result of lower sales volume, as described above. The decrease in gross profit margin was primarily a result of higher inventory cost and customer mix, as our sales to national account and public sector customers typically transact at lower gross profit margins than the business as a whole. Recent acquisitions also presented an additional headwind for gross profit margin.

Operating Expenses
Operating expenses increased 4.0%, or $23.3 million, to $605.1 million for the twenty-six-week period ended March 1, 2025, as compared to $581.9 million for the same period in the prior fiscal year. Operating expenses were 33.2% of net sales for the twenty-six-week period ended March 1, 2025, as compared to 30.8% for the same period in the prior fiscal year. The increase in Operating expenses and Operating expenses as a percentage of net sales was due to higher payroll and payroll-related costs and investments supporting our digital initiatives and solutions growth.
Payroll and payroll-related costs for the twenty-six-week period ended March 1, 2025 were 57.3% of total Operating expenses, as compared to 56.9% for the same period in the prior fiscal year. Payroll and payroll-related costs, which include salary, incentive compensation, sales commission, and fringe benefit costs, increased $15.7 million for the twenty-six-week period ended March 1, 2025. The majority of this increase compared to the same period in the prior fiscal year was due to higher incentive compensation as well as higher salary expense attributable to higher associate headcount to support our strategic growth investments and our annual merit increases.
Freight expense was $73.3 million for the twenty-six-week period ended March 1, 2025, as compared to $73.9 million for the same period in the prior fiscal year.
Restructuring and Other Costs
We incurred $3.8 million in Restructuring and other costs for the twenty-six-week period ended March 1, 2025, as compared to $7.1 million for the same period in the prior fiscal year. Restructuring and other costs primarily consists of consulting-related costs associated with the Company’s strategic realignment efforts to optimize its supply chain and distribution network. Restructuring and other costs in the prior year period also include associate severance and separation costs and equity award acceleration costs associated with severance related to the Company’s associate voluntary termination program. See Note 9, “Restructuring and Other Costs” in the Notes to Condensed Consolidated Financial Statements for additional information.
Income from Operations
Income from operations decreased 30.2%, or $58.2 million, to $134.5 million for the twenty-six-week period ended March 1, 2025, as compared to $192.8 million for the same period in the prior fiscal year. Income from operations as a percentage of net sales decreased to 7.4% for the twenty-six-week period ended March 1, 2025, as compared to 10.2% for the same period in the prior fiscal year. The decrease in income from operations as a percentage of net sales was primarily attributable to, as described above, a decrease in gross margin and an increase in Operating expenses as a percentage of net sales during the twenty-six-week period ended March 1, 2025.
Total Other Expense

Total other expense increased 3.4%, or $0.7 million, to $22.2 million for the twenty-six-week period ended March 1, 2025, as compared to $21.5 million for the same period in the prior fiscal year. The increase was primarily due to the impact of realized and unrealized losses on foreign exchange, partially offset by lower fees incurred associated with the RPA entered into during the second quarter of fiscal year 2023.
Provision for Income Taxes
The Company’s effective tax rate for the twenty-six-week period ended March 1, 2025 was 24.5%, as compared to 23.7% for the same period in the prior fiscal year. The increase in the effective tax rate was primarily due to a lower tax benefit from stock-based compensation.
Net Income
The factors which affected net income for the twenty-six-week period ended March 1, 2025, as compared to the same period in the prior fiscal year, have been discussed above.

Liquidity and Capital Resources

	March 1, 2025	August 31, 2024	$ Change
	(In thousands)
Total debt	$538,987	$508,764	$30,223
Less: Cash and cash equivalents	41,276	29,588	11,688
Net debt	$497,711	$479,176	$18,535
Total shareholders’ equity	$1,364,590	$1,401,282	$(36,692)
As of March 1, 2025, we had $41.3 million in cash and cash equivalents, substantially all with well-known financial institutions. Historically, our primary financing needs have been to fund our working capital requirements necessitated by our sales growth and the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities and net proceeds from the private placement notes, have been used to fund these needs, to repurchase shares of Class A Common Stock from time to time, and to pay dividends to our shareholders.

As of March 1, 2025, total borrowings outstanding, representing amounts due under our credit facilities and notes, as well as all finance leases and financing arrangements, were $539.0 million, net of unamortized debt issuance costs of $0.6 million, as compared to total borrowings outstanding of $508.8 million, net of unamortized debt issuance costs of $0.8 million, as of the end of fiscal year 2024. The increase in total borrowings outstanding was driven by higher net borrowings under our credit facilities. See Note 7, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these balances.
We believe, based on our current business plan, that our existing cash, financial resources and cash flow from operations will be sufficient to fund anticipated capital expenditures and operating cash requirements for at least the next 12 months. We will continue to evaluate our financial position in light of future developments and to take appropriate action as it is warranted.
The table below summarizes certain information regarding the Company’s cash flows for the periods indicated:

	Twenty-Six Weeks Ended
	March 1, 2025	March 2, 2024
	(In thousands)
Net cash provided by operating activities	$156,334	$159,911
Net cash used in investing activities	(50,747)	(53,651)
Net cash used in financing activities	(93,090)	(134,277)
Effect of foreign exchange rate changes on cash and cash equivalents	(809)	192
Net increase (decrease) in cash and cash equivalents	$11,688	$(27,825)
Cash Flows from Operating Activities
Net cash provided by operating activities was $156.3 million for the twenty-six weeks ended March 1, 2025, compared to $159.9 million for the twenty-six weeks ended March 2, 2024. The decrease was primarily due to the following:
•a decrease in net income;
•an increase in the change of inventory due to current fiscal year opportunistic purchases at calendar year-end despite the impact of lower sales volumes in both fiscal years; partially offset by
•an increase in the change in accounts payable and accrued purchases as compared to the prior year period primarily due to the decrease in accruals for incentive compensation in the prior year.

The table below summarizes certain information regarding the Company’s operations as of the periods indicated:

	March 1, 2025	August 31, 2024	March 2, 2024
	(Dollars in thousands)
Working Capital (1)	$571,722	$582,662	$634,483
Current Ratio (2)	1.9	2.0	2.0

Days’ Sales Outstanding (3)	35.9	37.9	38.2
Inventory Turnover (4)	3.4	3.3	3.3
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
Working capital and current ratio as of March 1, 2025 declined compared to August 31, 2024 and March 2, 2024. The decrease in working capital compared to August 31, 2024 was primarily due to lower accounts receivable balances, partially offset by a higher balance in cash and cash equivalents. The decrease in working capital compared to March 2, 2024 was primarily due to lower balances in inventories, accounts receivable and prepaid expenses and other current assets, partially offset by a higher cash balance and a lower balance in the Current portion of debt including obligations under finance leases.
Days’ sales outstanding as of March 1, 2025 improved compared to both August 31, 2024 and March 2, 2024. The improvement in days’ sales outstanding was driven by improved collections from our national account customers.
Inventory turnover as of March 1, 2025 increased compared to both August 31, 2024 and March 2, 2024. Inventory turnover continues to improve due to lower purchase volumes, category management efforts and supply chain efficiencies to optimize inventory levels.
Cash Flows from Investing Activities
Net cash used in investing activities for the twenty-six weeks ended March 1, 2025 and March 2, 2024 was $50.7 million and $53.7 million, respectively. The use of cash for both periods was primarily due to expenditures for property, plant and equipment mainly related to vending programs and other infrastructure and technology investments. The use of cash for the twenty-six weeks ended March 2, 2024 also included cash outflows due to the acquisitions of KAR Industrial Inc. and Schmitz Manufacturing Research & Technology LLC.
Cash Flows from Financing Activities
Net cash used in financing activities was $93.1 million for the twenty-six-weeks ended March 1, 2025, compared to $134.3 million for the twenty-six weeks ended March 2, 2024, primarily due to the following:
•$30.5 million in aggregate repurchases of Class A Common Stock during the twenty-six weeks ended March 1, 2025, compared to $148.7 million in aggregate repurchases of Class A Common Stock during the twenty-six weeks ended March 2, 2024;
•$94.9 million of regular cash dividends paid during the twenty-six weeks ended March 1, 2025, compared to $94.0 million of regular cash dividends paid during the twenty-six weeks ended March 2, 2024; and
•net borrowings of $30.3 million under our credit facilities and private placement debt during the twenty-six weeks ended March 1, 2025, compared to net borrowings of $95.0 million during the twenty-six weeks ended March 2, 2024.
Capital Expenditures
We continue to invest in E-commerce and vending platforms, CFCs and distribution network, and other infrastructure and technology.

Long-Term Debt
Credit Facilities
In April 2017, the Company entered into a $600.0 million revolving credit facility, which was subsequently amended and extended in August 2021. Subsequent to the fiscal quarter ended March 1, 2025, the Company has not made any additional payments or borrowings through March 17, 2025 on its revolving credit facility. The current unused balance of $493.7 million from the revolving credit facility, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary. As of March 1, 2025, the Company also had three uncommitted credit facilities, totaling $216.0 million in aggregate maximum uncommitted availability. As of March 1, 2025, we were in compliance with the operating and financial covenants of our credit facilities. See Note 7, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these balances.
Private Placement Debt
In July 2016, we completed the issuance and sale of unsecured senior notes. In June 2018 and March 2020, we entered into additional note purchase agreements. In April 2024, the Company completed the issuance and sale of senior notes. See Note 7, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these transactions.
Leases and Financing Arrangements
As of March 1, 2025, certain of our operations were conducted on leased premises. These leases are for varying periods, the longest extending to fiscal year 2031. In addition, we are obligated under certain equipment and automobile operating and finance leases, which expire on varying dates through fiscal year 2029.
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
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 1, 2025 due to the material weakness in internal control over financial reporting as described below.
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
Changes in Internal Control Over Financial Reporting
Other than with respect to the remediation efforts described above in connection with the previously identified material weakness, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended March 1, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the matters referred to above, on March 14, 2025, a complaint was filed in the Supreme Court of the State of New York, County of New York by Macomb County Retiree Health Care Fund (“MCRHC”) against the Company and certain officers, directors and shareholders of the Company. The action is purportedly brought by MCRHC individually, and on behalf of others similarly situated, as a class action or in the alternative, as a derivative action on behalf of the Company. The complaint alleges, among other things, breaches of fiduciary duties for actions related to the Reclassification and seeks disgorgement, unspecified damages, costs and expenses and such other relief as the court may deem proper. At this time, the ultimate cost to resolve this matter is not reasonably estimable, however the Company believes it has substantial defenses to the alleged claims and intends to vigorously defend itself.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth repurchases by the Company of its outstanding shares of Class A Common Stock, which are listed on the New York Stock Exchange, during the thirteen-week period ended March 1, 2025:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
12/1/24-12/31/24	141,201	$79.01	136,208	1,545,545
1/1/25-1/30/25	5,000	$75.57	5,000	1,540,545
1/31/25-3/1/25	11,698	$79.61	11,341	1,529,204
Total	157,899		152,549
(1)During the thirteen weeks ended March 1, 2025, 5,350 shares of Class A Common Stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our stock-based compensation program and are included in the total number of shares purchased.
(2)Activity is reported on a trade date basis. Average price paid per share excludes excise tax levied by the Inflation Reduction Act of 2022.
(3)In June 2021, the Board of Directors of the Company terminated the existing share repurchase plan and authorized a new share repurchase plan (the “Share Repurchase Plan”) to purchase up to 5,000,000 shares of Class A Common Stock. There is no expiration date for the Share Repurchase Plan. As of March 1, 2025, the maximum number of shares of Class A Common Stock that may yet be repurchased under the Share Repurchase Plan was 1,529,204 shares.
Item 5. Other Information.
Insider Trading Arrangements
During the quarter ended March 1, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

MSC INDUSTRIAL DIRECT CO., INC. (Registrant)

Dated: April 3, 2025	By:	/s/ ERIK GERSHWIND
Erik Gershwind Chief Executive Officer (Principal Executive Officer)

Dated: April 3, 2025	By:	/s/ KRISTEN ACTIS-GRANDE
Kristen Actis-Grande Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer )