Form 10-Q
period 2025-05-31
MSC INDUSTRIAL DIRECT CO INC
filed 2025-07-01
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 17, 2025, 55,675,778 shares of Class A Common Stock of the registrant were outstanding.

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

MSC INDUSTRIAL DIRECT CO., INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2025
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	May 31, 2025	August 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$71,692	$29,588
Accounts receivable, net of allowance for credit losses of $22,292 and $22,368, respectively	410,553	412,122
Inventories	649,363	643,904
Prepaid expenses and other current assets	105,155	102,475
Total current assets	1,236,763	1,188,089
Property, plant and equipment, net	343,996	360,255
Goodwill	723,457	723,894
Identifiable intangibles, net	89,443	101,147
Operating lease assets	54,312	58,649
Other assets	27,623	30,279
Total assets	$2,475,594	$2,462,313
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt including obligations under finance leases	$236,060	$229,911
Current portion of operating lease liabilities	22,691	21,941
Accounts payable	212,968	205,933
Accrued expenses and other current liabilities	172,546	147,642
Total current liabilities	644,265	605,427
Long-term debt including obligations under finance leases	284,973	278,853
Noncurrent operating lease liabilities	32,242	37,468
Deferred income taxes and tax uncertainties	138,549	139,283
Total liabilities	1,100,029	1,061,031
Commitments and Contingencies
Shareholders’ Equity:
MSC Industrial Shareholders’ Equity:
Preferred Stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 56,984,048 and 57,178,642 shares issued, respectively	57	57
Additional paid-in capital	1,083,175	1,070,269
Retained earnings	423,532	456,850
Accumulated other comprehensive loss	(21,669)	(21,144)
Class A treasury stock, at cost, 1,308,215 and 1,276,263 shares, respectively	(118,006)	(114,235)
Total MSC Industrial shareholders’ equity	1,367,089	1,391,797
Noncontrolling interest	8,476	9,485
Total shareholders’ equity	1,375,565	1,401,282
Total liabilities and shareholders’ equity	$2,475,594	$2,462,313
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 31, 2025	June 1, 2024	May 31, 2025	June 1, 2024
Net sales	$971,145	$979,350	$2,791,346	$2,868,667
Cost of goods sold	573,406	578,903	1,650,190	1,686,492
Gross profit	397,739	400,447	1,141,156	1,182,175
Operating expenses	312,324	288,991	917,465	870,859
Restructuring and other costs	2,680	4,690	6,430	11,787
Income from operations	82,735	106,766	217,261	299,529
Other income (expense):
Interest expense	(6,031)	(6,884)	(18,332)	(19,155)
Interest income	368	134	942	302
Other expense, net	(1,958)	(4,680)	(12,442)	(14,067)
Total other expense	(7,621)	(11,430)	(29,832)	(32,920)
Income before provision for income taxes	75,114	95,336	187,429	266,609
Provision for income taxes	18,253	24,024	45,727	64,604
Net income	56,861	71,312	141,702	202,005
Less: Net income (loss) attributable to noncontrolling interest	16	(393)	(1,080)	(897)
Net income attributable to MSC Industrial	$56,845	$71,705	$142,782	$202,902
Per share data attributable to MSC Industrial:
Net income per common share:
Basic	$1.02	$1.28	$2.56	$3.60
Diluted	$1.02	$1.27	$2.55	$3.59
Weighted-average shares used in computing net income per common share:
Basic	55,694	56,214	55,795	56,323
Diluted	55,765	56,351	55,895	56,514
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 31, 2025	June 1, 2024	May 31, 2025	June 1, 2024
Net income, as reported	$56,861	$71,312	$141,702	$202,005
Other comprehensive income, net of tax:
Foreign currency translation adjustments	6,208	(217)	(454)	244
Comprehensive income(1)	63,069	71,095	141,248	202,249
Comprehensive income attributable to noncontrolling interest:
Net (income) loss	(16)	393	1,080	897
Foreign currency translation adjustments	(362)	4	(71)	(72)
Comprehensive income attributable to MSC Industrial	$62,691	$71,492	$142,257	$203,074
(1)There were no material taxes associated with other comprehensive income during the thirteen- and thirty-nine-week periods ended May 31, 2025 and June 1, 2024.
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 31, 2025	June 1, 2024	May 31, 2025	June 1, 2024
Class A Common Stock
Beginning Balance	$57	$58	$57	$48
Repurchase and retirement of Class A Common Stock	—	(1)	—	(2)
Reclassification of Class B Common Stock to Class A Common Stock	—	—	—	11
Ending Balance	57	57	57	57
Class B Common Stock
Beginning Balance	—	—	—	9
Reclassification of Class B Common Stock to Class A Common Stock	—	—	—	(9)
Ending Balance	—	—	—	—
Additional Paid-in Capital
Beginning Balance	1,079,823	1,059,405	1,070,269	849,502
Associate Incentive Plans	3,372	4,366	12,976	26,106
Repurchase and retirement of Class A Common Stock, including excise tax	(20)	(33)	(70)	(274)
Reclassification of Class B Common Stock to Class A Common Stock	—	—	—	188,404
Ending Balance	1,083,175	1,063,738	1,083,175	1,063,738
Retained Earnings
Beginning Balance	422,813	463,874	456,850	755,007
Net Income	56,845	71,705	142,782	202,902
Repurchase and retirement of Class A Common Stock, including excise tax	(8,506)	(18,411)	(32,803)	(157,453)
Regular cash dividends declared on Class A Common Stock	(47,319)	(46,731)	(142,252)	(140,695)
Reclassification of Class B Common Stock to Class A Common Stock	—	—	—	(188,406)
Dividend equivalents declared, net of cancellations	(301)	(352)	(1,045)	(1,270)
Ending Balance	423,532	470,085	423,532	470,085
Accumulated Other Comprehensive Loss
Beginning Balance	(27,515)	(17,340)	(21,144)	(17,725)
Foreign Currency Translation Adjustment	5,846	(213)	(525)	172
Ending Balance	(21,669)	(17,553)	(21,669)	(17,553)
Treasury Stock
Beginning Balance	(118,686)	(115,488)	(114,235)	(107,677)
Associate Incentive Plans	822	821	2,666	2,403
Repurchase of Class A Common Stock, including excise tax	(142)	(44)	(6,437)	(9,437)
Ending Balance	(118,006)	(114,711)	(118,006)	(114,711)
Total Shareholders’ Equity Attributable to MSC Industrial	1,367,089	1,401,616	1,367,089	1,401,616
Noncontrolling Interest
Beginning Balance	8,098	12,990	9,485	13,418
Foreign Currency Translation Adjustment	362	(4)	71	72
Net income (loss)	16	(393)	(1,080)	(897)
Ending Balance	8,476	12,593	8,476	12,593
Total Shareholders’ Equity	$1,375,565	$1,414,209	$1,375,565	$1,414,209
Dividends declared per Class A Common Share	$0.85	$0.83	$2.55	$2.49

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	May 31, 2025	June 1, 2024
Cash Flows from Operating Activities:
Net income	$141,702	$202,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,501	60,288
Amortization of cloud computing arrangements	1,439	1,437
Non-cash operating lease cost	17,563	16,679
Stock-based compensation	10,397	13,347
Loss on disposal of property, plant and equipment	575	363
Loss on sale of property	1,167	—
Non-cash changes in fair value of estimated contingent consideration	293	661
Provision for credit losses	5,699	5,180
Expenditures for cloud computing arrangements	(4,430)	(17,161)
Deferred income taxes and tax uncertainties	(726)	(1,072)
Changes in operating assets and liabilities:
Accounts receivable	(3,806)	12,586
Inventories	(4,761)	64,251
Prepaid expenses and other current assets	(2,335)	4,488
Operating lease liabilities	(17,700)	(16,974)
Other assets	62	3,272
Accounts payable and accrued liabilities	40,821	(45,917)
Total adjustments	111,759	101,428
Net cash provided by operating activities	253,461	303,433
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(71,109)	(73,354)
Cash used in acquisitions, net of cash acquired	(790)	(9,859)
Net proceeds from sale of property	30,336	—
Net cash used in investing activities	(41,563)	(83,213)
Cash Flows from Financing Activities:
Repurchases of Class A Common Stock	(39,138)	(167,166)
Payments of regular cash dividends	(142,252)	(140,695)
Proceeds from sale of Class A Common Stock in connection with Associate Stock Purchase Plan	3,193	3,465
Proceeds from exercise of Class A Common Stock options	120	8,833
Borrowings under credit facilities	239,250	359,000
Payments under credit facilities	(226,750)	(309,000)
Contingent consideration paid	(3,500)	—
Borrowings under financing obligations	699	3,850
Payments under Shelf Facility Agreements and Private Placement Debt	—	(50,000)
Proceeds from other long-term debt	—	50,000
Other, net	(1,220)	(2,762)
Net cash used in financing activities	(169,598)	(244,475)
Effect of foreign exchange rate changes on cash and cash equivalents	(196)	131
Net increase (decrease) in cash and cash equivalents	42,104	(24,124)
Cash and cash equivalents—beginning of period	29,588	50,052
Cash and cash equivalents—end of period	$71,692	$25,928

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$35,402	$66,071
Cash paid for interest	$18,036	$18,235
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Note 1. Basis of Presentation
The unaudited Condensed Consolidated Financial Statements have been prepared by the management of MSC Industrial Direct Co., Inc. (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, “MSC Industrial” or the “Company”) and in the opinion of management include all normal recurring adjustments necessary to present fairly the Company’s financial position as of May 31, 2025 and August 31, 2024, results of operations for the thirteen and thirty-nine weeks ended May 31, 2025 and June 1, 2024, and cash flows for the thirty-nine weeks ended May 31, 2025 and June 1, 2024. The financial information as of August 31, 2024 was derived from the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2024.
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
Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to August 31st of each year. References to “fiscal year 2025” refer to the period from September 1, 2024 to August 30, 2025, which is a 52-week fiscal year. References to “fiscal year 2024” refer to the period from September 3, 2023 to August 31, 2024, which is a 52-week fiscal year. The fiscal quarters ended May 31, 2025 and June 1, 2024 refer to the thirteen weeks ended as of those dates.
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
Note 2. Revenue
Revenue Recognition
Net sales include product revenue and shipping and handling charges, net of estimated sales returns and any related sales incentives. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract, which is determined to occur when the customer obtains control of the products, and invoicing occurs at approximately the same point in time. The Company’s product sales have standard payment terms that do not exceed one year. The Company considers shipping and handling as activities to fulfill its performance obligations. Substantially all of the Company’s contracts have a single performance obligation, to deliver products, and are short-term in nature. The Company estimates product returns based on historical return rates. Total accrued sales returns were $7,268 and $8,120 as of May 31, 2025 and August 31, 2024, respectively, and are reported as Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets. Sales taxes and value-added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.
Consideration Payable to Customers
The Company offers customers sales incentives, which primarily consist of volume rebates, and upfront sign-on payments. These volume rebates and sign-on payments are not in exchange for a distinct good or service and result in a reduction of net sales from the goods transferred to the customer at the later of when the related revenue is recognized or when the Company promises to pay the consideration. The Company estimates its volume rebate accruals and records its sign-on payments based on various factors, including contract terms, historical experience, and performance levels. Total accrued sales incentives, primarily related to volume rebates, were $22,021 and $23,386 as of May 31, 2025 and August 31, 2024, respectively, and are included in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets. Sign-on payments, not yet recognized as a reduction of net sales, are recorded in Prepaid expenses and other current assets in the unaudited Condensed Consolidated Balance Sheets and were $6,787 and $7,493 as of May 31, 2025 and August 31, 2024, respectively.
Contract Assets and Liabilities
The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company records a contract liability when customers prepay but the Company has not yet satisfied its performance obligations. The Company did not have material contract assets or liabilities as of May 31, 2025 and August 31, 2024.
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
The following table presents the Company’s percentage of revenue by customer end-market for the thirteen- and thirty-nine-week periods ended May 31, 2025 and June 1, 2024:

	Thirteen Weeks Ended (2)		Thirty-Nine Weeks Ended (2)
	May 31, 2025	June 1, 2024	May 31, 2025	June 1, 2024
Manufacturing Heavy	58%	58%	58%	59%
Manufacturing Light	9%	9%	9%	9%
Public Sector	9%	9%	9%	8%
Retail/Wholesale	7%	7%	7%	7%
Commercial Services	5%	4%	5%	4%
Other (1)	12%	13%	12%	13%
Total	100%	100%	100%	100%

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

The following table presents the Company’s percentage of revenue by customer type for the thirteen- and thirty-nine-week periods ended May 31, 2025 and June 1, 2024:

	Thirteen Weeks Ended (1)		Thirty-Nine Weeks Ended (1)
	May 31, 2025	June 1, 2024	May 31, 2025	June 1, 2024
National Account Customers	37%	37%	37%	37%
Public Sector Customers	9%	9%	9%	8%
Core and Other Customers	54%	54%	54%	55%
Total	100%	100%	100%	100%
(1)Includes reclassifications of certain customers during fiscal year 2024, primarily between national account customers and core and other customers.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
The Company’s revenue originating from the following geographic areas was as follows for the thirteen- and thirty-nine-week periods ended May 31, 2025 and June 1, 2024:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 31, 2025	June 1, 2024	May 31, 2025	June 1, 2024
United States	95%	95%	95%	95%
Mexico	2%	2%	2%	2%
Canada	2%	2%	2%	2%
North America	99%	99%	99%	99%
Other foreign countries	1%	1%	1%	1%
Total	100%	100%	100%	100%
Note 3. Net Income per Share
Basic net income per share is computed by dividing net income by the weighted-average number of shares of the Company’s Class A Common Stock (“Class A Common Stock”) outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of Class A Common Stock outstanding during the period, including potentially dilutive shares of Class A Common Stock equivalents outstanding during the period. The dilutive effect of potential shares of Class A Common Stock is determined using the treasury stock method. The following table sets forth the computation of basic and diluted net income per common share under the treasury stock method for the thirteen- and thirty-nine-week periods ended May 31, 2025 and June 1, 2024:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 31, 2025	June 1, 2024	May 31, 2025	June 1, 2024
Numerator:
Net income attributable to MSC Industrial, as reported	$56,845	$71,705	$142,782	$202,902
Denominator:
Weighted-average shares outstanding for basic net income per share	55,694	56,214	55,795	56,323
Effect of dilutive securities	71	137	100	191
Weighted-average shares outstanding for diluted net income per share	55,765	56,351	55,895	56,514
Net income per share:
Basic	$1.02	$1.28	$2.56	$3.60
Diluted	$1.02	$1.27	$2.55	$3.59

Potentially dilutive securities	208	16	170	10
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

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Note 4. Stock-Based Compensation
The Company accounts for all stock-based payments in accordance with Accounting Standards Codification Topic 718, “Compensation—Stock Compensation,” as amended. Stock-based compensation expense included in Operating expenses for the thirteen- and thirty-nine-week periods ended May 31, 2025 and June 1, 2024 was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 31, 2025	June 1, 2024	May 31, 2025	June 1, 2024
Stock-based compensation expense (1)	$3,205	$3,458	$10,397	$13,347
Deferred income tax benefit	(778)	(891)	(2,537)	(3,234)
Stock-based compensation expense, net	$2,427	$2,567	$7,860	$10,113
(1)Includes equity award acceleration costs associated with associate severance and separation, which are included in Restructuring and other costs in the unaudited Condensed Consolidated Statements of Income for the thirteen- and thirty-nine-week periods ended May 31, 2025 and for the thirty-nine-week period ended June 1, 2024. See Note 11, “Restructuring and Other Costs” for additional information.
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
The following table summarizes the Company’s non-vested RSU and PSU award activity under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (the “2015 Omnibus Incentive Plan”) and the 2023 Omnibus Incentive Plan (the “2023 Omnibus Incentive Plan”) (based on target award amounts for PSUs) for the thirty-nine-week period ended May 31, 2025:

	Restricted Stock Units		Performance Share Units
	Shares	Weighted-Average Grant Date Fair Value per Share	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested at August 31, 2024	431	$88.29	123	$88.31
Granted	237	80.72	52	80.52
Vested	(161)	85.03	(38)	84.96
Canceled/Forfeited	(26)	86.50	(9)	86.44
Non-vested at May 31, 2025 (1)	481	$85.75	128	$86.30

(1)Excludes approximately 32 and 3 shares of accrued incremental dividend equivalent rights on outstanding RSUs and PSUs, respectively, granted under the 2015 Omnibus Incentive Plan and the 2023 Omnibus Incentive Plan.
The fair value of each RSU and PSU granted is the closing stock price on the New York Stock Exchange of Class A Common Stock on the date of grant. RSUs are expensed over the vesting period of each respective grant and PSUs are expensed over the three-year performance period of each respective grant. Forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimated forfeitures. The Company uses historical data to estimate pre-vesting RSU and PSU forfeitures and records stock-based compensation expense only for RSU and PSU awards that are expected to vest. Upon vesting, and, in the case of the PSUs, subject to the achievement of specific performance goals, a portion of the RSU and PSU awards may be withheld to satisfy the statutory income tax withholding obligation, and the remaining RSUs and PSUs will be settled in shares of Class A Common Stock. These awards accrue dividend equivalents on the underlying RSUs and PSUs (in the form of additional stock units) based

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
on dividends declared on Class A Common Stock, and these dividend equivalents are paid to the award recipient in the form of unrestricted shares of Class A Common Stock on the vesting dates of the underlying RSUs and PSUs, subject, in the case of the dividend equivalents on the underlying PSUs, to the same performance vesting requirements. The unrecognized stock-based compensation costs related to the RSUs and PSUs at May 31, 2025 were $31,360 and $4,050, respectively, which are expected to be recognized over a weighted-average period of 2.8 and 1.5 years, respectively.
Stock Options
Subsequent to the stock option grant in fiscal year 2019, the Company discontinued its grants of stock options. The fair value of each option grant in previous fiscal years was estimated on the date of grant using the Black-Scholes option pricing model.
During the thirty-nine-week period ended May 31, 2025, there were two stock option awards exercised at a weighted-average price of $83.21. As of May 31, 2025, there were 97 stock option awards outstanding and exercisable, with an exercise price of $83.21, a remaining contractual life of 0.4 years, and no intrinsic value.
The aggregate intrinsic value of options exercised, which represents the difference between the exercise price and the market value of Class A Common Stock measured at each individual exercise date, during the thirty-nine-week periods ended May 31, 2025 and June 1, 2024 was $8 and $1,864, respectively. There were no unrecognized stock‑based compensation costs related to stock options at May 31, 2025.
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
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and outstanding indebtedness. Cash and cash equivalents include investments in a money market fund which are reported at fair value. The fair value of money market funds is determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs within the fair value hierarchy. The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company’s debt instruments are classified as Level 2 within the fair value hierarchy. The reported carrying amounts of the Company’s financial instruments approximated their fair values as of May 31, 2025 and June 1, 2024.
During the thirteen- and thirty-nine-week periods ended May 31, 2025 and June 1, 2024, the Company had no material remeasurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Note 6. Accounts Receivable
Accounts receivables at May 31, 2025 and August 31, 2024 consisted of the following:

	May 31, 2025	August 31, 2024
Accounts receivable	$432,845	$434,490
Less: allowance for credit losses	22,292	22,368
Accounts receivable, net	$410,553	$412,122

In the second quarter of fiscal year 2023, the Company entered into a Receivables Purchase Agreement (the “RPA”), by and among MSC A/R Holding Co., LLC, a wholly owned subsidiary of the Company (the “Receivables Subsidiary”), as seller, the Company, as master servicer, certain purchasers from time to time party thereto (collectively, the “Purchasers”), and Wells Fargo Bank, National Association, as administrative agent. Under the RPA, the Receivables Subsidiary may sell certain eligible receivables to the Purchasers in amounts up to $300,000. The RPA matures on December 19, 2025 and is subject to customary termination events related to transactions of this type.

The Company continues to provide collection services for the receivables sold to the Purchasers. As cash is collected on sold receivables, the Receivables Subsidiary continuously sells new qualifying receivables to the Purchasers so that the total principal amount outstanding of receivables sold is approximately $300,000. During the thirteen- and thirty-nine-week periods ended May 31, 2025, receivables sold and collected under the RPA was $312,646 and $944,941, respectively. The total principal amount outstanding of receivables sold was approximately $300,000 as of May 31, 2025 and August 31, 2024. The amount of receivables retained and pledged as collateral by the Company as of May 31, 2025 and August 31, 2024 was $327,603 and $349,743, respectively.
The receivables sold incurred fees due to the Purchasers of $3,846 and $11,911 during the thirteen- and thirty-nine-week periods ended May 31, 2025, respectively, and $4,605 and $13,832 during the thirteen- and thirty-nine-week periods ended June 1, 2024 which were recorded within Other expense, net in the unaudited Condensed Consolidated Statements of Income. The financial covenants under the RPA are substantially the same as those under the Credit Facilities and the Private Placement Debt (each, as defined below). See Note 9, “Debt” for more information about these financial covenants.
Note 7. Acquisitions
Contingent Consideration Paid
In January 2023, the Company acquired certain assets and assumed certain liabilities of Buckeye Industrial Supply Co. (“Buckeye”), an Ohio-based metalworking distributor, and Tru-Edge Grinding, Inc. (“Tru-Edge”), an Ohio-based custom tool manufacturer. During the third quarter of fiscal year 2025, the Company paid cash of $3,500 related to the contingent consideration associated with the acquisition of Buckeye and Tru-Edge, which is reflected in Contingent Consideration Paid in cash used in financing activities on the unaudited Condensed Consolidated Statements of Cash Flows. This payment was fully accrued in Accrued expenses and other current liabilities on the unaudited Condensed Consolidated Balance Sheet as of the date of payment.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Note 8. Property, Plant and Equipment
Disposal of Columbus CFC
During the fiscal quarter ended March 1, 2025, the Company entered into a Purchase and Sale Agreement to sell its 468,000 square foot customer fulfillment center in Columbus, Ohio (the “Columbus CFC”). During the fiscal quarter ended May 31, 2025, the Company disposed of the Columbus CFC with a sales price of $32,000. As of the date of sale, the related assets had a carrying value of approximately $31,758, which was comprised of approximately $20,663 of building and building improvements, $4,097 of land assets and $6,998 of furniture, fixtures and equipment, which was included in Property, plant and equipment, net in the unaudited Condensed Consolidated Balance Sheet as of such date. The sale resulted in a loss on sale of property of $1,167 after the settlement of certain closing costs and fees, which is included in the unaudited Condensed Consolidated Statement of Income for the fiscal quarter ended May 31, 2025.
Note 9. Debt
Debt at May 31, 2025 and August 31, 2024 consisted of the following:

	May 31, 2025		August 31, 2024
Amended Revolving Credit Facility	$80,000		$74,000
Uncommitted Credit Facilities	216,000		209,500
Long-Term Note Payable	4,750		4,750
Private Placement Debt:
2.90% Senior Notes, Series B, due July 28, 2026	100,000		100,000
3.79% Senior Notes, due June 11, 2025	20,000		20,000
2.60% Senior Notes, due March 5, 2027	50,000		50,000
5.73% Senior Notes, due April 18, 2027	50,000		50,000
Financing arrangements	278		640
Obligations under finance leases	501		654
Less: unamortized debt issuance costs	(496)		(780)
Total debt, including obligations under finance leases	$521,033		$508,764
Less: current portion	(236,060)	(1)	(229,911)	(2)
Total long-term debt, including obligations under finance leases	$284,973		$278,853
(1)Consists of $216,000 from the Uncommitted Credit Facilities (as defined below), $20,000 from the 3.79% Series 2019A Notes, $234 from financing arrangements, $209 from obligations under finance leases and net of unamortized debt issuance costs of $383 expected to be amortized in the next 12 months.
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
The Amended Revolving Credit Facility permits up to $50,000 to be used to fund letters of credit. The Amended Revolving Credit Facility also permits the Company to initiate one or more incremental term loan facilities and/or to

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
increase the revolving loan commitments in an aggregate amount not to exceed $300,000. Subject to certain limitations, each such incremental term loan facility or revolving loan commitment increase will be on terms as agreed to by the Company, the administrative agent and the lenders providing such financing. Outstanding letters of credit were $6,304 at May 31, 2025 and August 31, 2024, respectively.
Uncommitted Credit Facilities
During fiscal year 2025, the Company either extended or amended all three of its uncommitted credit facilities. These facilities (collectively, the “Uncommitted Credit Facilities” and, together with the Amended Revolving Credit Facility, the “Credit Facilities”) total $230,000 in aggregate maximum uncommitted availability, under which $216,000 and $209,500 were outstanding at May 31, 2025 and August 31, 2024, respectively, and are included in Current portion of debt including obligations under finance leases in the unaudited Condensed Consolidated Balance Sheets. The interest rate on the Uncommitted Credit Facilities is based on the Secured Overnight Financing Rate. Borrowings under the Uncommitted Credit Facilities are due at the end of the applicable interest period, which is typically one month but may be up to six months and may be rolled over to a new interest period at the option of the applicable lender. The Company’s lenders have, in the past, been willing to roll over the principal amount outstanding under the Uncommitted Credit Facilities at the end of each interest period but are not obligated to do so. Each Uncommitted Credit Facility matures within one year of entering into such Uncommitted Credit Facility and contains certain limited covenants which are substantially the same as the limited covenants contained in the Amended Revolving Credit Facility. All of the Uncommitted Credit Facilities are unsecured and rank equally in right of payment with the Company’s other unsecured indebtedness.
During the thirty-nine-week period ended May 31, 2025, the Company borrowed an aggregate $239,250 and repaid an aggregate $226,750 under the Credit Facilities. As of May 31, 2025 and August 31, 2024, the weighted-average interest rates on borrowings under the Credit Facilities were 5.22% and 6.24%, respectively.
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
Subsequent to the fiscal quarter ended May 31, 2025, the Company paid $20,000 to satisfy its obligation on the 3.79% Senior Notes, due June 11, 2025, which was funded with existing cash resources.
Covenants
Each of the Credit Facilities and the Private Placement Debt imposes several restrictive covenants. As of May 31, 2025, the Company was in compliance with the operating and financial covenants of the Credit Facilities and the Private Placement Debt.
Note 10. Shareholders’ Equity
Common Stock Repurchases and Treasury Stock
In June 2021, the Board of Directors of the Company (the “Board”) terminated the existing share repurchase plan and authorized a new share repurchase plan (the “Share Repurchase Plan”) to purchase up to 5,000 shares of Class A Common Stock. There is no expiration date for the Share Repurchase Plan. As of May 31, 2025, the maximum number of shares of Class A Common Stock that were available for repurchase under the Share Repurchase Plan was 1,413 shares. The Share Repurchase Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Exchange Act.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
During the thirteen- and thirty-nine-week periods ended May 31, 2025, the Company repurchased 117 shares and 494 shares, respectively, of Class A Common Stock for $8,597 and $39,138, respectively. From these totals, 2 shares and 77 shares, respectively, were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its stock-based compensation program and are reflected at cost as treasury stock in the unaudited Condensed Consolidated Financial Statements for the thirteen- and thirty-nine-week periods ended May 31, 2025 and the remainder were immediately retired. During the thirteen- and thirty-nine-week periods ended June 1, 2024, the Company repurchased 200 shares and 1,742 shares, respectively, of Class A Common Stock for $18,489 and $167,166, respectively. From these totals, less than 1 share and 96 shares, respectively, were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its stock-based compensation program and are reflected at cost as treasury stock in the unaudited Condensed Consolidated Financial Statements for the thirteen- and thirty-nine-week periods ended June 1, 2024 and the remainder were immediately retired.
As of May 31, 2025, August 31, 2024 and June 1, 2024, the Company also recorded accruals for excise tax on share repurchases of $172, $1,523 and $0, respectively, which was included in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets.
The Company reissued 14 shares 45 shares of treasury stock during the thirteen- and thirty-nine-week periods ended May 31, 2025, respectively, and reissued 14 shares and 41 shares of treasury stock during the thirteen- and thirty-nine-week periods ended June 1, 2024, respectively, to fund the MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan.
Dividends on Common Stock
The Company paid aggregate regular cash dividends of $2.55 per share totaling $142,252 for the thirty-nine-week period ended May 31, 2025. For the thirty-nine-week period ended June 1, 2024, the Company paid aggregate regular cash dividends of $2.49 per share totaling $140,695.
On June 25, 2025, the Board declared a regular cash dividend of $0.85 per share, payable on July 23, 2025, to shareholders of record at the close of business on July 9, 2025. The dividend is expected to result in aggregate payments of $47,324 based on the number of shares outstanding on June 17, 2025.
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
Note 11. Restructuring and Other Costs
Optimization of Company Operations and Profitability Improvement
The Company continues to identify opportunities for improvements in its workforce realignment, strategy and staffing, and its focus on performance management, to ensure it has the right skill sets and number of associates to execute its long-term vision. As such, the Company extends voluntary and involuntary severance and separation benefits to certain associates in order to facilitate its workforce realignment. During the thirteen weeks ended May 31, 2025, the Company reduced its headcount by eliminating various positions to optimize its cost structure and improve operational efficiency.
As part of the Company’s strategic realignment efforts to optimize its supply chain and distribution network and enhance operational efficiency, the Company engaged consultants beginning in fiscal year 2024 and continuing into fiscal year 2025. In connection with these efforts, in the second half of fiscal year 2024, the Company commenced its plan to sell its Columbus CFC. As such, the Company extended voluntary and involuntary severance and separation benefits to certain associates and incurred consulting-related costs in the same period in order to facilitate its network optimization and workforce realignment that qualify as exit and disposal costs under accounting principles generally accepted in the United

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
States of America. During the thirteen weeks ended May 31, 2025, the Company disposed of the Columbus CFC and, after the settlement of certain closing costs and fees, recorded a loss on sale of property of $1,167, which is included in Operating expenses in the unaudited Condensed Consolidated Statement of Income for the thirteen- and thirty-nine-week periods ended May 31, 2025.
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
The following table summarizes Restructuring and other costs for the thirteen- and thirty-nine-week periods ended May 31, 2025 and June 1, 2024:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 31, 2025	June 1, 2024	May 31, 2025	June 1, 2024
Consulting-related costs	$380	$3,361	$4,130	$4,435
Associate severance and separation costs	2,176	679	2,176	6,319
Equity award acceleration costs associated with severance	124	—	124	383
Other exit-related costs	—	650	—	650
Total Restructuring and other costs	$2,680	$4,690	$6,430	$11,787
Liabilities associated with Restructuring and other costs are included in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheet as of May 31, 2025. The following table summarizes activity related to liabilities associated with Restructuring and other costs for the thirty-nine week period ended May 31, 2025:

	Consulting-related costs	Associate severance and separation costs	Other exit-related costs	Total
Balance at August 31, 2024	$359	$697	$180	$1,236
Additions	4,130	2,176	—	6,306
Payments and other adjustments	(4,489)	(831)	(180)	(5,500)
Balance at May 31, 2025	$—	$2,042	$—	$2,042
Note 12. Income Taxes
During the thirty-nine-week period ended May 31, 2025, there were no material changes in unrecognized tax benefits.
The Company’s effective tax rate was 24.4% for the thirty-nine-week period ended May 31, 2025, as compared to 24.2% for the thirty-nine-week period ended June 1, 2024. The effective tax rate is higher than the federal statutory tax rate primarily due to state taxes.
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
Our Business

MSC is a leading North American distributor of a broad range of metalworking and maintenance, repair and operations (“MRO”) products and services. We help our customers drive greater productivity, profitability and growth with inventory management and other supply chain solutions and deep expertise from more than 80 years of working with customers across industries. We offer approximately 2.4 million active, saleable stock-keeping units through our catalogs; our brochures; our E-commerce channels, including our website, www.mscdirect.com (the “MSC website”); our inventory management solutions; and our customer care centers, customer fulfillment centers (“CFCs”), regional inventory centers and warehouses. We service our customers from five CFCs, nine regional inventory centers, 39 warehouses, and five manufacturing locations. We continue to implement our strategies to gain market share, generate new customers, increase sales to existing customers and diversify our customer base.

Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customer’s needs. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received. We focus on offering inventory, process and procurement solutions that reduce supply chain costs and improve plant floor productivity for our customers. We aim to achieve ongoing cost reductions throughout our business by implementing cost-saving strategies and leveraging our existing infrastructure. Additionally, we provide our customers with further procurement cost-saving solutions through technologies such as our Vendor Managed Inventory (“VMI”), Customer Managed Inventory (“CMI”) and vending programs. Our vending machines in service totaled 28,741 as of May 31, 2025, compared to 26,438 as of June 1, 2024, and our In-Plant programs totaled 399 locations as of May 31, 2025, compared to 325 as of June 1, 2024. Our sales force, which focuses on a more complex and high-touch role, drives value for our customers by enabling them to achieve higher levels of growth, profitability and productivity. Our field sales and service associate headcount was 2,721 as of May 31, 2025, compared to 2,664 as of June 1, 2024.
Highlights
Highlights during the thirty-nine weeks ended May 31, 2025 include:
•We generated $253.5 million of cash from operations, compared to $303.4 million for the same period in the prior fiscal year.
•We had net borrowings of $12.5 million on our credit facilities and private placement debt, compared to net borrowings of $50.0 million for the same period in the prior fiscal year.
•We paid out an aggregate $142.3 million in regular cash dividends, compared to an aggregate $140.7 million in regular cash dividends for the same period in the prior fiscal year.
•We repurchased $39.1 million of MSC’s Class A Common Stock, par value $0.001 per share (“Class A Common Stock”), excluding excise taxes, compared to $167.2 million for the same period in the prior fiscal year. The higher share repurchase volume in the prior year was primarily due to repurchases to offset the share dilution resulting from the reclassification of the Company’s common stock to eliminate the Class B Common Stock (the “Reclassification”).
•We disposed of our customer fulfillment center in Columbus, Ohio (the “Columbus CFC”) with a sales price of $32.0 million, which resulted in a loss on sale of property of approximately $1.2 million after the settlement of certain closing costs and fees. See Note 8, “Property, Plant and Equipment” in the Notes to Condensed Consolidated Financial Statements for additional information.
Our Strategy
The first phase of our Company-wide initiative, referred to as “Mission Critical,” focused on market share capture and improved profitability. We successfully executed on the first phase of Mission Critical initiatives at the end of fiscal year 2023, which included solidifying our market-leading metalworking business, with an emphasis on selling our product portfolio, expanding our solutions, improving our digital and E-commerce capabilities and diversifying our customers and end-markets. The next phase of our mission critical journey, which began in fiscal year 2024, is anchored in three pillars: (i) maintaining the momentum of the first phase of the mission critical program and our existing growth drivers, (ii) increasing our focus on both core customers and OEM fasteners, and (iii) driving productivity improvements and reducing operating expenses as a percentage of net sales. To accomplish the next phase of our mission critical journey, we intend to leverage investments in advanced analytics to improve supply chain performance, maintain momentum from our category line reviews and upgrade our digital core to unlock productivity within our order-to-cash and procure-to-pay processes. In fiscal year 2024, we completed our web price realignment initiative, and, just before the conclusion of the second quarter of fiscal year 2025, we launched our enhanced marketing efforts and rolled out several E-commerce enhancements, including a streamlined cart and checkout process and improved product discovery functions.

Our primary objective is to grow sales profitably while offering our customers highly technical and high-touch solutions to solve their most complex challenges on the plant floor. We have experienced success to date as measured by the growth rates of our high-touch programs, such as vending and in-plant programs, and the rate of new customer implementations. Our strategy is to position ourselves as a mission-critical partner to our customers. We intend to selectively pursue strategic acquisitions that expand or complement our business in new and existing markets or further enhance the value and offerings we provide.
Business Environment
The United States economy has experienced various macroeconomic pressures including an elevated inflationary environment, sustained high interest rates and general economic and political uncertainty. More recently, new and expanded tariffs have contributed to heightened macroeconomic uncertainty. Such pressures have impacted, and may continue to impact in the future, the Company’s business, financial condition and results of operations.
We utilize various indices when evaluating the level of our business activity, including the Industrial Production (“IP”) Index. Through statistical analysis, we have found that trends in our customers’ activity have correlated to changes in the IP Index. The IP Index measures short-term changes in industrial production. Growth in the IP Index compared to the prior quarter indicates growth in the manufacturing, mining and utilities industries. Approximately 67% of our revenues came from sales in the manufacturing sector during each of the thirteen- and thirty-nine-week periods ended May 31, 2025. The IP Index over the three months ended May 2025 and the average for the three- and 12-month periods ended May 2025 were as follows:

Period	IP Index
March	103.7
April	103.8
May	103.6

Fiscal Year 2025 Q3 Average	103.7
12-Month Average	103.1

The average IP Index for the three months ended May 2025 was 103.7, mostly flat compared to the prior quarter average of 103.6 and an increase from the comparative quarter in the prior year average of 102.7.

During the third quarter of fiscal year 2025, the Company continued to experience soft demand for the products and services it offers. This soft demand was felt more acutely in the heavy manufacturing industry, which represented 58% of our revenues during the thirteen-week period ended May 31, 2025. The IP index for certain end-markets such as Aerospace and Machinery and Equipment indicates improvement; however, others such as Automotive and Fabricated Metals continue to show contraction for the third quarter of fiscal year 2025. Despite moderate improvement in certain end-markets, the demand environment for the Company’s products was softer than the demand environment for the economy as a whole, which we believe is due to the concentration of the Company’s customers in these and other subindex industries, which lagged the IP index as a whole.

We will monitor the current economic conditions for the impact on our customers and markets and assess both risks and opportunities that may affect our business and operations.

Thirteen-Week Period Ended May 31, 2025 Compared to the Thirteen-Week Period Ended June 1, 2024
The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	May 31, 2025		June 1, 2024		Change
	$	%	$	%	$	%
Net sales	$971,145	100.0%	$979,350	100.0%	$(8,205)	(0.8)%
Cost of goods sold	573,406	59.0%	578,903	59.1%	(5,497)	(0.9)%
Gross profit	397,739	41.0%	400,447	40.9%	(2,708)	(0.7)%
Operating expenses	312,324	32.2%	288,991	29.5%	23,333	8.1%
Restructuring and other costs	2,680	0.3%	4,690	0.5%	(2,010)	(42.9)%
Income from operations	82,735	8.5%	106,766	10.9%	(24,031)	(22.5)%
Total other expense	(7,621)	(0.8)%	(11,430)	(1.2)%	3,809	(33.3)%
Income before provision for income taxes	75,114	7.7%	95,336	9.7%	(20,222)	(21.2)%
Provision for income taxes	18,253	1.9%	24,024	2.5%	(5,771)	(24.0)%
Net income	56,861	5.9%	71,312	7.3%	(14,451)	(20.3)%
Less: Net income (loss) attributable to noncontrolling interest	16	0.0%	(393)	0.0%	409	(104.1)%
Net income attributable to MSC Industrial	$56,845	5.9%	$71,705	7.3%	$(14,860)	(20.7)%
Net Sales
Net sales decreased 0.8%, or $8.2 million, to $971.1 million for the thirteen-week period ended May 31, 2025, as compared to $979.4 million for the same period in the prior fiscal year. The $8.2 million decrease in net sales was comprised of $20.4 million of lower sales volume and $1.0 million of unfavorable foreign exchange impact, partially offset by $5.5 million of net sales from our fiscal year 2024 acquisitions and a positive $7.7 million impact from pricing, inclusive of changes in customer and product mix, discounting, favorable tariff-related pricing actions and other items. Of the $8.2 million decrease in net sales during the thirteen-week period ended May 31, 2025, sales to our national account customers decreased $6.2 million, sales to our core and other customers decreased $4.0 million and sales to our public sector customers increased $2.0 million.

The table below shows, among other things, the change in our average daily sales (“ADS”) by total Company, by customer end-market and by customer type for the thirteen-week periods ended May 31, 2025 and June 1, 2024, each as compared to the same period in the prior fiscal year:
ADS Percentage Change
(Unaudited)

	Thirteen Weeks Ended
	May 31, 2025	June 1, 2024
Net Sales (in thousands)	$971,145	$979,350
Sales Days	64	64
ADS (1) (in millions)	$15.2	$15.3
Total Company ADS Percent Change (2)	(0.8)%	(7.1)%

Customer End-Market:
Manufacturing Customers ADS Percent Change (2)(3)	0.0%	(6.3)%
Manufacturing Customers Percent of Total Net Sales(3)	67%	67%

Non-Manufacturing Customers ADS Percent Change (2)(3)	(2.4)%	(8.7)%
Non-Manufacturing Customers Percent of Total Net Sales(3)	33%	33%

Customer Type:
National Account Customers ADS Percent Change (2)(4)	(1.7)%	0.3%
National Account Customers Percent of Total Net Sales (4)	37%	37%

Public Sector Customers ADS Percent Change (2)(4)	2.4%	(26.3)%
Public Sector Customers Percent of Total Net Sales (4)	9%	9%

Core and Other Customers ADS Percent Change (2)(4)	(0.8)%	(7.8)%
Core and Other Customers Percent of Total Net Sales (4)	54%	54%

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

We believe that our ability to transact business with our customers directly through the MSC website as well as through various other electronic portals gives us a competitive advantage over smaller suppliers. Sales made through our E-commerce platforms, including sales made through Electronic Data Interchange (“EDI”) systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 63.7% of consolidated net sales for the thirteen-week period ended May 31, 2025, as compared to 63.3% of consolidated net sales for the same period in the prior fiscal year.
Gross Profit
Gross profit of $397.7 million for the thirteen-week period ended May 31, 2025 decreased $2.7 million, or 0.7%, compared to the same period in the prior fiscal year. Gross profit margin was 41.0% for the thirteen-week period ended May 31, 2025, as compared to 40.9% for the same period in the prior fiscal year. The decrease in gross profit was primarily a result of lower sales volume, as described above. The increase in gross profit margin was primarily a result of favorable pricing actions as a resu lt of tariff-driven product cost inflation concerns, which also offset lower gross profit margins from recent acquisitions.
Operating Expenses
Operating expenses increased 8.1%, or $23.3 million, to $312.3 million for the thirteen-week period ended May 31, 2025, as compared to $289.0 million for the same period in the prior fiscal year. Operating expenses were 32.2% of net sales for the thirteen-week period ended May 31, 2025, as compared to 29.5% for the same period in the prior fiscal year. The increase in Operating expenses and Operating expenses as a percentage of net sales was primarily due to higher payroll and payroll-related costs and investments supporting our solutions growth.
Payroll and payroll-related costs for the thirteen-week period ended May 31, 2025 were 56.1% of total Operating expenses, as compared to 55.4% for the same period in the prior fiscal year. Payroll and payroll-related costs, which include salary, incentive compensation, sales commission and fringe benefit costs, increased $15.1 million for the thirteen-week period ended May 31, 2025. The majority of this increase compared to the same period in the prior fiscal year was due to higher incentive compensation, as well as higher salary expenses from our annual merit increases.
Freight expense was $40.9 million for the thirteen-week period ended May 31, 2025, as compared to $37.4 million for the same period in the prior fiscal year. The primary driver of the increase was higher shipping rates incurred while servicing certain customers in the public sector.
Restructuring and Other Costs

We incurred $2.7 million in Restructuring and other costs for the thirteen-week period ended May 31, 2025, as compared to $4.7 million for the same period in the prior fiscal year. The decrease was primarily due to a reduction in consulting-related costs associated with the Company’s strategic realignment efforts to optimize its supply chain and distribution network, partially offset by an increase in associate severance and separation costs. See Note 11, “Restructuring and Other Costs” in the Notes to Condensed Consolidated Financial Statements for additional information.

Income from Operations
Income from operations decreased 22.5%, or $24.0 million, to $82.7 million for the thirteen-week period ended May 31, 2025, as compared to $106.8 million for the same period in the prior fiscal year. Income from operations as a percentage of net sales decreased to 8.5% for the thirteen-week period ended May 31, 2025, as compared to 10.9% for the same period in the prior fiscal year. The decrease in income from operations as a percentage of net sales was primarily attributable to, as described above, an increase in Operating expenses as a percentage of net sales during the thirteen-week period ended May 31, 2025.
Total Other Expense

Total other expense decreased 33.3%, or $3.8 million, to $7.6 million for the thirteen-week period ended May 31, 2025, as compared to $11.4 million for the same period in the prior fiscal year. The decrease was primarily due to lower interest costs on our Credit Facilities, lower fees incurred associated with the Receivables Purchase Agreement entered into during fiscal year 2023 and the impact of realized and unrealized gains on foreign exchange.
Provision for Income Taxes
The Company’s effective tax rate for the thirteen-week period ended May 31, 2025 was 24.3%, as compared to 25.2% for the same period in the prior fiscal year. The decrease in the effective tax rate was primarily due to non-deductibility of certain transaction costs associated with the Reclassification in the prior fiscal year.
Net Income
The factors which affected net income for the thirteen-week period ended May 31, 2025, as compared to the same period in the prior fiscal year, have been discussed above.

Thirty-Nine-Week Period Ended May 31, 2025 Compared to the Thirty-Nine-Week Period Ended June 1, 2024
The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirty-Nine Weeks Ended
	May 31, 2025		June 1, 2024		Change

	$	%	$	%	$	%
Net sales	$2,791,346	100.0%	$2,868,667	100.0%	$(77,321)	(2.7)%
Cost of goods sold	1,650,190	59.1%	1,686,492	58.8%	(36,302)	(2.2)%
Gross profit	1,141,156	40.9%	1,182,175	41.2%	(41,019)	(3.5)%
Operating expenses	917,465	32.9%	870,859	30.4%	46,606	5.4%
Restructuring and other costs	6,430	0.2%	11,787	0.4%	(5,357)	(45.4)%
Income from operations	217,261	7.8%	299,529	10.4%	(82,268)	(27.5)%
Total other expense	(29,832)	(1.1)%	(32,920)	(1.1)%	3,088	(9.4)%
Income before provision for income taxes	187,429	6.7%	266,609	9.3%	(79,180)	(29.7)%
Provision for income taxes	45,727	1.6%	64,604	2.3%	(18,877)	(29.2)%
Net income	141,702	5.1%	202,005	7.0%	(60,303)	(29.9)%
Less: Net loss attributable to noncontrolling interest	(1,080)	0.0%	(897)	0.0%	(183)	20.4%
Net income attributable to MSC Industrial	$142,782	5.1%	$202,902	7.1%	$(60,120)	(29.6)%
Net Sales
Net sales decreased 2.7%, or $77.3 million, to $2,791.3 million for the thirty-nine-week period ended May 31, 2025, as compared to $2,868.7 million for the same period in the prior fiscal year. The $77.3 million decrease in net sales was comprised of $97.0 million of lower sales volume and $6.5 million of unfavorable foreign exchange impact, partially offset by $21.0 million of net sales from fiscal year 2024 acquisitions and a $5.2 million positive impact from pricing, inclusive of changes in customer and product mix, discounting and other items. Of the $77.3 million decrease in net sales during the thirty-nine-week period ended May 31, 2025, sales to our core and other customers decreased $66.4 million, sales to our national account customers decreased $30.4 million and sales to our public sector customers increased $19.5 million.

The table below shows, among other things, the change in our ADS by total Company, by customer end-market and by customer type for the thirty-nine-week periods ended May 31, 2025 and June 1, 2024, each as compared to the same period in the prior fiscal year:
ADS Percentage Change
(Unaudited)

	Thirty-Nine Weeks Ended
	May 31, 2025	June 1, 2024
Net Sales (in thousands)	$2,791,346	$2,868,667
Sales Days	189	189
ADS (1) (in millions)	$14.8	$15.2
Total Company ADS Percent Change (2)	(2.7)%	(3.5)%

Customer End-Market:
Manufacturing Customers ADS Percent Change (2)(3)	(3.3)%	(4.9)%
Manufacturing Customers Percent of Total Net Sales (3)	67%	68%

Non-Manufacturing Customers ADS Percent Change (2)(3)	(1.4)%	(0.6)%
Non-Manufacturing Customers Percent of Total Net Sales (3)	33%	32%

Customer Type:
National Account Customers ADS Percent Change (2)(4)	(2.9)%	3.3%
National Account Customers Percent of Total Net Sales (4)	37%	37%

Public Sector Customers ADS Percent Change (2)(4)	8.1%	(9.0)%
Public Sector Customers Percent of Total Net Sales (4)	9%	8%

Core and Other Customers ADS Percent Change (2)(4)	(4.2)%	(6.8)%
Core and Other Customers Percent of Total Net Sales (4)	54%	55%

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
We believe that our ability to transact business with our customers directly through the MSC website as well as through various other electronic portals gives us a competitive advantage over smaller suppliers. Sales made through our E-commerce platforms, including sales made through EDI systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 63.7% of consolidated net sales for the thirty-nine-week period ended May 31, 2025, as compared to 63.2% of consolidated net sales for the same period in the prior fiscal year.
Gross Profit
Gross profit of $1,141.2 million for the thirty-nine-week period ended May 31, 2025 decreased $41.0 million, or 3.5%, compared to the same period in the prior fiscal year. Gross profit margin was 40.9% for the thirty-nine-week period ended May 31, 2025, as compared to 41.2% for the same period in the prior fiscal year. The decrease in gross profit was primarily a result of lower sales volume, as described above. The decrease in gross profit margin was primarily a result of higher inventory cost and customer mix, as our sales to national account and public sector customers typically transact at lower gross profit margins than the business as a whole. Recent acqu isitions also presented an additional headwind for gross profit margin.
Operating Expenses
Operating expenses increased 5.4%, or $46.6 million, to $917.5 million for the thirty-nine-week period ended May 31, 2025, as compared to $870.9 million for the same period in the prior fiscal year. Operating expenses were 32.9% of net sales for the thirty-nine-week period ended May 31, 2025, as compared to 30.4% for the same period in the prior fiscal year. The increase in Operating expenses and Operating expenses as a percentage of net sales primarily was due to higher payroll and payroll-related costs and investments supporting our digital initiatives and solutions growth.
Payroll and payroll-related costs for the thirty-nine-week period ended May 31, 2025 were 56.9% of total Operating expenses, as compared to 56.4% for the same period in the prior fiscal year. Payroll and payroll-related costs, which include salary, incentive compensation, sales commission, and fringe benefit costs, increased $30.8 million for the thirty-nine-week period ended May 31, 2025. The majority of this increase compared to the same period in the prior fiscal year was due to higher incentive compensation as well as higher salary expenses from our annual merit increases.
Freight expense was $114.1 million for the thirty-nine-week period ended May 31, 2025, as compared to $111.3 million for the same period in the prior fiscal year. The primary driver of the increase was higher shipping rates incurred while servicing certain customers in the public sector.
Restructuring and Other Costs
We incurred $6.4 million in Restructuring and other costs for the thirty-nine-week period ended May 31, 2025, as compared to $11.8 million for the same period in the prior fiscal year. The decrease was primarily due to a decrease in associate severance and separation costs. See Note 11, “Restructuring and Other Costs” in the Notes to Condensed Consolidated Financial Statements for additional information.
Income from Operations
Income from operations decreased 27.5%, or $82.3 million, to $217.3 million for the thirty-nine-week period ended May 31, 2025, as compared to $299.5 million for the same period in the prior fiscal year. Income from operations as a percentage of net sales decreased to 7.8% for the thirty-nine-week period ended May 31, 2025, as compared to 10.4% for the same period in the prior fiscal year. The decrease in income from operations as a percentage of net sales was primarily attributable to, as described above, a decrease in gross profit margin and an increase in Operating expenses as a percentage of net sales during the thirty-nine-week period ended May 31, 2025.
Total Other Expense

Total other expense decreased 9.4%, or $3.1 million, to $29.8 million for the thirty-nine-week period ended May 31, 2025, as compared to $32.9 million for the same period in the prior fiscal year. The decrease was primarily due to lower interest costs on our Credit Facilities and lower fees incurred associated with the Receivables Purchase Agreement entered into during fiscal year 2023.
Provision for Income Taxes
The Company’s effective tax rate for the thirty-nine-week period ended May 31, 2025 was 24.4%, as compared to 24.2% for the same period in the prior fiscal year.
Net Income
The factors which affected net income for the thirty-nine-week period ended May 31, 2025, as compared to the same period in the prior fiscal year, have been discussed above.

Liquidity and Capital Resources

	May 31, 2025	August 31, 2024	$ Change
	(In thousands)
Total debt	$521,033	$508,764	$12,269
Less: Cash and cash equivalents	71,692	29,588	42,104
Net debt	$449,341	$479,176	$(29,835)
Total shareholders’ equity	$1,375,565	$1,401,282	$(25,717)
As of May 31, 2025, we had $71.7 million in cash and cash equivalents, substantially all with well-known financial institutions. Historically, our primary financing needs have been to fund our working capital requirements necessitated by our sales growth and the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities and net proceeds from the private placement notes, have been used to fund these needs, to repurchase shares of Class A Common Stock from time to time, and to pay dividends to our shareholders.

As of May 31, 2025, total borrowings outstanding, representing amounts due under our credit facilities and notes, as well as all finance leases and financing arrangements, were $521.0 million, net of unamortized debt issuance costs of $0.5 million, as compared to total borrowings outstanding of $508.8 million, net of unamortized debt issuance costs of $0.8 million, as of the end of fiscal year 2024. The increase in total borrowings outstanding was driven by higher net borrowings under our credit facilities. See Note 9, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these balances.
We believe, based on our current business plan, that our existing cash, financial resources and cash flow from operations will be sufficient to fund anticipated capital expenditures and operating cash requirements for at least the next 12 months. We will continue to evaluate our financial position in light of future developments and to take appropriate action as it is warranted.
The table below summarizes certain information regarding the Company’s cash flows for the periods indicated:

	Thirty-Nine Weeks Ended
	May 31, 2025	June 1, 2024
	(In thousands)
Net cash provided by operating activities	$253,461	$303,433
Net cash used in investing activities	(41,563)	(83,213)
Net cash used in financing activities	(169,598)	(244,475)
Effect of foreign exchange rate changes on cash and cash equivalents	(196)	131
Net increase (decrease) in cash and cash equivalents	$42,104	$(24,124)
Cash Flows from Operating Activities
Net cash provided by operating activities was $253.5 million for the thirty-nine weeks ended May 31, 2025, compared to $303.4 million for the thirty-nine weeks ended June 1, 2024. The decrease was primarily due to the following:
•a decrease in net income;
•a decline in inventories in the prior year period primarily attributable to lower sales and purchase volume as well as inventory optimization efforts; partially offset by
•an increase in the change in accounts payable and accrued liabilities as compared to the prior year period primarily due to higher inventory purchases in the current year and an increase in payroll and payroll related accruals

The table below summarizes certain information regarding the Company’s operations as of the periods indicated:

	May 31, 2025	August 31, 2024	June 1, 2024
	(Dollars in thousands)
Working Capital (1)	$592,498	$582,662	$629,336
Current Ratio (2)	1.9	2.0	2.1

Days’ Sales Outstanding (3)	39.4	37.9	39.3
Inventory Turnover (4)	3.4	3.3	3.3
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
Working capital remained comparable as of May 31, 2025 compared to August 31, 2024 but declined from June 1, 2024, while the current ratio as of May 31, 2025 declined compared to both August 31, 2024 and June 1, 2024. The decrease in working capital compared to June 1, 2024 and in current ratio compared to both prior-year periods was primarily due to higher Accrued expenses and other current liabilities and Current portion of debt including obligations under finance leases and a lower Inventories balance, partially offset by a higher balance in Cash and cash equivalents.
Days’ sales outstanding as of May 31, 2025 increased compared to both August 31, 2024 and June 1, 2024. The increase in days’ sales outstanding was driven by longer payment term requirements from certain national account customers.
Inventory turnover as of May 31, 2025 increased compared to both August 31, 2024 and June 1, 2024. Inventory turnover continues to improve due to lower purchase volumes, category management efforts and supply chain efficiencies to optimize inventory levels.
Cash Flows from Investing Activities
Net cash used in investing activities for the thirty-nine weeks ended May 31, 2025 and June 1, 2024 was $41.6 million and $83.2 million, respectively. The use of cash for the thirty-nine weeks ended May 31, 2025 was primarily due to expenditures for property, plant and equipment mainly related to vending programs and other infrastructure and technology investments, partially offset by the net proceeds received from the sale of the Columbus CFC. The use of cash for the thirty-nine weeks ended June 1, 2024 included expenditures for property, plant and equipment and also included cash outflows due to the acquisitions of KAR Industrial Inc. and Schmitz Manufacturing Research & Technology LLC.
Cash Flows from Financing Activities
Net cash used in financing activities was $169.6 million for the thirty-nine-weeks ended May 31, 2025, compared to $244.5 million for the thirty-nine weeks ended June 1, 2024, primarily due to the following:
•$39.1 million in aggregate repurchases of Class A Common Stock during the thirty-nine weeks ended May 31, 2025, compared to $167.2 million in aggregate repurchases of Class A Common Stock during the thirty-nine weeks ended June 1, 2024;
•$142.3 million of regular cash dividends paid during the thirty-nine weeks ended May 31, 2025, compared to $140.7 million of regular cash dividends paid during the thirty-nine weeks ended June 1, 2024; and
•net borrowings of $12.5 million under our credit facilities and private placement debt during the thirty-nine weeks ended May 31, 2025, compared to net borrowings of $50.0 million during the thirty-nine weeks ended June 1, 2024.

Capital Expenditures
We continue to invest in E-commerce and vending platforms, CFCs and distribution network, and other infrastructure and technology.
Long-Term Debt
Credit Facilities
In April 2017, the Company entered into a $600.0 million revolving credit facility, which was subsequently amended and extended in August 2021. Subsequent to the fiscal quarter ended May 31, 2025, the Company has not made any additional payments or borrowings through June 17, 2025 on its revolving credit facility. The current unused balance of $513.7 million from the revolving credit facility, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary. As of May 31, 2025, the Company also had three uncommitted credit facilities, totaling $230.0 million in aggregate maximum uncommitted availability. As of May 31, 2025, we were in compliance with the operating and financial covenants of our credit facilities. See Note 9, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these balances.
Private Placement Debt
In July 2016, we completed the issuance and sale of unsecured senior notes. In June 2018 and March 2020, we entered into additional note purchase agreements. In April 2024, the Company completed the issuance and sale of senior notes. See Note 9, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these transactions.
Leases and Financing Arrangements
As of May 31, 2025, certain of our operations were conducted on leased premises. These leases are for varying periods, the longest extending to fiscal year 2031. In addition, we are obligated under certain equipment and automobile operating and finance leases, which expire on varying dates through fiscal year 2029.
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
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2025 due to the material weakness in internal control over financial reporting as described below.
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
We are in the process of implementing, and made substantial progress on, a remediation plan to address the material weakness mentioned above. As part of such plan we have, among other things, evaluated and implemented enhanced process controls around user access management and expanded documentation and review procedures to monitor, evaluate and support control effectiveness. We have not identified any errors or misstatements in our consolidated financial statements as a result of such material weakness, and our Chief Executive Officer and Chief Financial Officer have each certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-Q.
We will continue to address and test for additional opportunities for remediation on an ongoing basis. However, the weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
Other than with respect to the remediation efforts described above in connection with the previously identified material weakness, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended May 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the matters referred to above, on March 14, 2025, a complaint was filed in the Supreme Court of the State of New York, County of New York by Macomb County Retiree Health Care Fund (“MCRHC”) against the Company and certain officers, directors and shareholders of the Company. In June 2025, the MCRHC filed an amended complaint. The action is purportedly brought by MCRHC individually, and on behalf of others similarly situated, as a class action or in the alternative, as a derivative action on behalf of the Company. The amended complaint also asserts a breach of contract claim against the Company. The amended complaint alleges, among other things, breaches of fiduciary duties for actions related to the Reclassification and seeks disgorgement, unspecified damages, costs and expenses and such other relief as the court may deem proper. At this time, the ultimate cost to resolve this matter is not reasonably estimable, however the Company believes it has substantial defenses to the alleged claims and intends to vigorously defend itself.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth repurchases by the Company of its outstanding shares of Class A Common Stock, which are listed on the New York Stock Exchange, during the thirteen-week period ended May 31, 2025:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
3/2/2025-4/1/25	54,184	$75.50	53,481	1,475,723
4/2/25-5/1/25	62,300	$70.96	62,300	1,413,423
5/2/25-5/31/25	1,010	$81.14	—	1,413,423
Total	117,494		115,781
(1)During the thirteen weeks ended May 31, 2025, 1,713 shares of Class A Common Stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our stock-based compensation program and are included in the total number of shares purchased.
(2)Activity is reported on a trade date basis. Average price paid per share excludes excise tax levied by the Inflation Reduction Act of 2022.
(3)In June 2021, the Board of Directors of the Company terminated the existing share repurchase plan and authorized a new share repurchase plan (the “Share Repurchase Plan”) to purchase up to 5,000,000 shares of Class A Common Stock. There is no expiration date for the Share Repurchase Plan. As of May 31, 2025, the maximum number of shares of Class A Common Stock that may yet be repurchased under the Share Repurchase Plan was 1,413,423 shares.
Item 5. Other Information.
Insider Trading Arrangements
On April 9, 2025, Kimberly Shacklett, the Company’s Senior Vice President, Sales and Customer Success, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Ms. Shacklett’s trading plan provides for the sale of up to 4,259 shares of Class A Common Stock, subject to volume and pricing limits. Ms. Shacklett’s trading plan will expire on October 16, 2025.
Other than as described above, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K) during the fiscal quarter ended May 31, 2025.

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

MSC INDUSTRIAL DIRECT CO., INC. (Registrant)

Dated: July 1, 2025	By:	/s/ ERIK GERSHWIND
Erik Gershwind Chief Executive Officer (Principal Executive Officer)

Dated: July 1, 2025	By:	/s/ KRISTEN ACTIS-GRANDE
Kristen Actis-Grande Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer )