Form 10-K
period 2025-08-30
MSC INDUSTRIAL DIRECT CO INC
filed 2025-10-23
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Class A Common Stock held by non-affiliates of the registrant as of February 28, 2025 was approximately $3,664,801,326.
As of October 2, 2025, 55,790,152 shares of Class A Common Stock of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the United States Securities and Exchange Commission in connection with the registrant’s 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

MSC INDUSTRIAL DIRECT CO., INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 30, 2025
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
•our ability to execute on our E-commerce strategies and to maintain our digital platforms;
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
We serve a broad range of customers throughout the United States, Canada, Mexico and the United Kingdom, from individual machine shops to Fortune 1000 manufacturing companies to government agencies such as the United States General Services Administration and the United States Department of Defense. We operate a sophisticated network of five customer fulfillment centers, nine regional inventory centers, 38 warehouses (36 in North America and two in other foreign countries) and five manufacturing locations. Our customer fulfillment centers are located in or near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana; Reno, Nevada; and Hanover Park, Illinois.

We offer approximately 2.5 million active, saleable stock-keeping units (“SKUs”) through our E-commerce channels, including our website, https://www.mscdirect.com (the “MSC website”); our inventory management solutions; our catalogs; our brochures; and our customer care centers, customer fulfillment centers, regional inventory centers and warehouses. We carry many of the products we sell in our inventory, so that orders for these in-stock products are processed and fulfilled the day the order is received. We offer next-day delivery nationwide in the United States for qualifying orders placed by 8 p.m. Eastern Time. Our customers can choose among many convenient ways to place orders: the MSC website, eProcurement platforms, inventory management solutions (including in-plant and vending solutions), customer care centers and direct communication with our telesales and outside sales associates. Additionally, MSC’s robust sourcing capabilities and vast supplier base allow us to further satisfy our customers’ needs outside of our current product offerings.
We believe our value-added solutions approach to driving our customers’ success differentiates MSC from traditional transaction-focused distributors. We are committed to saving our customers money by providing comprehensive support for their metalworking, MRO, Class C Consumables and original equipment manufacturer (“OEM”) product and service needs. Our focus is building strong partnerships with our customers and helping them enhance productivity, profitability and growth through the following strategies:
•our experienced team includes inventory management specialists, in-plant and technical support teams, metalworking specialists, abrasives specialists, fluid connector specialists, industrial safety consultants, customer care representatives and experienced sales associates focused on driving our customers’ success by reducing their operational costs;
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

•optimized solutions and expertise allow our teams to leverage proprietary tools and services such as Application Optimization (“Ap Op”), MSC MillMax® and advanced data analysis capabilities to deliver tailored productivity improvements across a range of machining processes; and
•we continue to expand our technological capabilities through strategic acquisitions and partnerships, including our acquisition of intellectual property assets from Schmitz Manufacturing Research & Technology LLC (“SMRT”) in fiscal year 2024. Strategic initiatives enable MSC to deliver cutting-edge solutions, offer a comprehensive and streamlined support system and drive greater value and effectiveness in our customers’ operations.
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

Technical Expertise and Support. MSC provides technical support and personalized service through our team of field sales specialists and centralized technical representatives. With a dedicated team of over 160 metalworking, safety, and fluid connector technical specialists, we work closely with our customers to optimize their manufacturing processes and improve efficiency. Our experts perform in-depth onsite needs analyses and identify opportunities for productivity improvements, supported by our proprietary Ap Op software, which captures and documents cost-saving measures.

Leveraging MSC’s extensive database of customer test data, our specialists are equipped with advanced tools that allow them to deliver precise, data-driven recommendations that enhance efficiency, reduce costs and improve overall manufacturing outcomes. These insights empower our customers to make informed decisions that enhance their operations. Additionally, our exclusive MSC MillMax® service optimizes the milling process, helping customers achieve faster results and greater operational efficiency. This combination of technical expertise and cutting-edge tools positions MSC as a trusted partner in driving productivity and profitability.
Inventory Management Solutions. We begin with a comprehensive customer assessment to understand each customer’s unique operational landscape, including their size, industry, supply chain complexity and performance goals. Our experienced associates then design and recommend tailored solutions that align with the customer’s specific requirements, whether that involves streamlining procurement processes, optimizing inventory levels or reducing total cost of ownership. Our robust suite of inventory management options includes eProcurement, VMI, CMI, vending, tool crib control and in-plant solutions.

These solutions are supported by our world-class sourcing capabilities, logistics infrastructure and business systems, ensuring consistent, reliable service across all touchpoints. Whether a small manufacturer or a large national enterprise, our approach is designed to drive operational efficiency, enhance productivity, and support long-term growth.
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
Same-Day Shipping and Next-Day Delivery. We guarantee same-day shipping of our core metalworking and MRO products, enabling customers to reduce supply inventories. We also offer next-day delivery nationwide for qualifying orders placed by 8 p.m. Eastern Time. Our customers value this service, and areas accessible by next-day delivery generate significantly greater sales for MSC than areas where next-day delivery is not available.
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
Commitment to Technological Innovation. We embrace technological innovations to support our customers, which in turn propels our growth, improves our customer service and reduces our operating costs. The innovations make our buying practices more effective, improve our automated inventory replenishment and streamline order fulfillment. MSC’s proprietary software helps our customers and sales representatives determine the availability of products in real time and evaluate alternative products and pricing. Our CFCs are automated through the use of advanced systems and robotics platforms that allow us to rapidly process orders for next-day delivery, with greater efficiency.
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
Growth Strategy
Our growth strategy includes several initiatives to gain market share and to position us as a mission-critical partner to our customers. These initiatives include the following:
Increasing sales to existing customers and generating new customers with various value-added programs. We drive growth by expanding sales with existing customers and attracting new ones through targeted, value-added programs tailored to their operational needs. These programs include in-depth business needs analysis to uncover inefficiencies, advanced inventory management solutions and workflow management tools. These solutions provide secure, point-of-use access to a wide range of products, helping improve accountability, streamline procurement and usage tracking and ensure critical items are always available. Our vending machines are customizable and scalable, making them ideal for diverse industrial environments.
MSC website and E-commerce capabilities. The MSC website is a business-to-business oriented, online storefront serving the metalworking and MRO market. The MSC website contains a searchable online catalog which allows customers to find SKUs by keyword, part description, competitive part number, vendor number or brand. The website also provides electronic ordering capabilities, online bill payment, delivery tracking status, and personalized real-time inventory availability. The MSC website is a key component of our strategy to reduce our customers’ transaction costs and delivery time. Information can also be found detailing MSC’s in-plant and other inventory management solutions. The Company continues to evaluate its E-commerce platforms, including the MSC website, solicit customer feedback and make improvements to ensure that it remains a premier website in our industry.
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
Improving our excellent customer service. MSC consistently receives top quartile customer satisfaction ratings, according to customer surveys. We use feedback from customer comment cards, surveys and other customer outreach tools to improve the overall customer experience. By working to anticipate our customers’ needs, we strive to exceed our customers’ expectations. With a focus on customer experience and engagement, MSC continues to invest in technology to enhance our customer care infrastructure, enabling enhanced personalization and collaboration among customer care teams. This focus on our customers’ needs enables us to achieve our goal to stand apart in the market.
Modernizing our marketing strategy. MSC leverages a robust customer intelligence ecosystem to identify and engage high-value prospects. Our integrated marketing approach enhances sales force effectiveness through targeted digital campaigns and selectively deployed traditional tactics. With deep industry expertise, we prioritize outreach in sectors with the highest growth potential.
Expanding programs for our public sector and national account customers. MSC’s public sector organization is focused on becoming an industry leader and trusted advisor to key public sector customers. Over the last five years, MSC’s investment in the public sector organization has resulted in several large contracts with federal, state and local agencies. MSC is focused on expansion and growth within the public sector end market by supporting this unique customer type.
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
Optimizing sales territories and unlocking productivity in our direct sales force. We have invested resources to maximize seller potential through an enhanced data-driven territory model to optimize field seller portfolios. We have also implemented enhanced analytics to enable additional cross selling opportunities among MSC’s product portfolio. As of August 30, 2025, our field sales and service associate headcount was 2,636. We believe that our sales force investment has played a critical role in the overall success of the Company’s revenue performance. Our sales force, focusing on a more complex and high-touch role, drives value for our customers by enabling them to achieve higher levels of growth, profitability and productivity.
Increasing the number of product lines and productive SKUs. We offer approximately 2.5 million active, saleable SKUs through our distribution and E-commerce channels, including the MSC website, inventory management solutions, catalogs, brochures, customer care centers, customer fulfillment centers, regional inventory centers and warehouses. The majority of products sold are third-party manufactured products; however, SKUs sold under MSC exclusive brands represent approximately 15% of net sales. We are increasing the breadth and depth of our product offerings and pruning non-value-added SKUs. We also leverage the depth and breadth of MSC’s product portfolio within our Class C Consumables and OEM product lines.
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
Products and Supplier Services
Our broad range of metalworking and MRO products includes cutting tools, abrasives, machining fluids, measuring instruments, machinery and accessories, tooling components, fasteners, flat stock, raw materials, machinery hand and power tools, safety and janitorial supplies, plumbing supplies, materials handling products, power transmission components and electrical supplies. The expansive number of SKUs make us an increasingly valuable partner to our customers as they look to rationalize their supplier base. Our assortment of national branded product suppliers, MSC exclusive brands, and value-oriented generic branded products distinguishes us from competitors. The variety and availability of our product base, competitive pricing and dependable product quality levels enable our customers to select from “good-better-best” options on nearly all of their purchases. Our extensive network of supplier partnerships provides us access to technical applications, safety, training certifications and many other value-added services for our customers.

We purchase substantially all of our products directly from more than 3,000 suppliers. No single supplier accounted for more than 5% of our total purchases in fiscal year 2025.
Customer Fulfillment Centers and Distribution Network
We continue to invest in the improvement of our distribution efficiency and capabilities. We manage our primary customer fulfillment centers via computer-based SKU tracking systems and radio frequency devices that locate specific stock items to make the selection process more efficient. Certain of our customer fulfillment centers also utilize robotic packing solutions and order-picking systems that improve productivity and associate safety while reducing energy consumption and saving space. Some specialty or custom items and very large orders are shipped directly from the manufacturer. Our warehouses are predominantly from our acquired subsidiaries. Similar to our customer fulfillment centers, these warehouses primarily handle the stocking and fulfillment of inventory. However, in some cases, these locations also operate as subsidiary headquarters and provide office space for sales associates.

Sales and Marketing

We serve individual machine shops, Fortune 1000 companies, public sector agencies and manufacturers of all sizes. We have scaled our tooling, regrinding and tool manufacturing service offering through recent acquisitions, such as Premier Tool Grinding, Inc. (“Premier”) and Tru-Edge Grinding, Inc. We have also expanded our presence in the OEM fasteners, hardware and components business and in the VMI space within the Class C Consumables sales channel. VMI involves not only selling the Class C Consumables, but also managing appropriate stock levels for the customer, fulfilling replenishment orders, putting away the stock, and maintaining a clean and organized inventory area.
Our digital ecosystem, anchored by the MSC website, serves as the primary means of presenting products and solutions. We execute omnichannel campaigns across search, email, social media, and digital advertising to meet customers where they are and drive measurable outcomes. While digital remains our core focus, we strategically deploy print assets such as catalogs and brochures to support targeted outreach in key verticals like metal fabrication, facilities management, and safety. These efforts are designed to present tailored product recommendations and relevance across each touchpoint.
We deploy advanced analytics and artificial intelligence (“AI”)-driven insights to optimize our return on investment in marketing across customer acquisition and retention initiatives. Our strategy is anchored in digital-first channels, including programmatic advertising, personalized email journeys, and performance-based media, tailored to evolving customer purchasing behaviors. Traditional channels like catalogs and direct mail are used strategically to complement digital efforts. Our targeting is powered by proprietary and market data to reach buyers with the highest conversion potential.
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
Our associates at our customer care centers undergo an intensive training course, followed up by regular training seminars and workshops. We monitor and evaluate our sales associates at regular intervals through quality monitoring, customer satisfaction surveys and net promoter score feedback. We also provide our sales associates with technical training by our in-house specialists and product vendors. In addition to technical specialists in the field, we maintain separate technical and sourcing support groups dedicated to answering customer inquiries and assisting our customers with product operation information and finding the most efficient solutions to manufacturing problems.
Customer Service
One of our goals is to make purchasing our products as convenient and effortless as possible. During fiscal year 2025, customers submitted approximately 63.8% of their orders digitally through our E-commerce platforms (the MSC website, vending machines and eProcurement). The remaining orders were primarily placed via telephone, email and fax. The efficient handling of orders is a critical aspect of our business. Order entry and fulfillment occurs at our main customer care centers, mostly located at our customer fulfillment centers. Customer care phone representatives enter non-digital orders into computerized order processing systems. In the event of a local or regional disruption, our communications system will reroute customer exchanges to an alternative location. When an order enters the system, a credit check is performed; if the credit is approved, the order is usually transmitted to the customer fulfillment center closest to the customer. Customers are invoiced for merchandise and shipping and handling promptly after shipment.

Information Systems
MSC’s information systems are an integral part of driving growth and delivering our full value proposition to our customers. In today’s digital world, our systems allow our customers to conduct business with us securely across multiple channels and in the way they want. In addition, our systems enable data visibility for faster decision making, which drives operational efficiency and supports a flexible workforce.
Our E-commerce environment is continually being upgraded and enhanced with a focus on delivering an exceptional online customer experience. To achieve this, we developed and utilize a proprietary search engine, deployed an integrated digital marketing platform and we continue to utilize and enrich our product data.
In response to shifts in the labor market, we have accelerated automation in our customer fulfillment centers. We have introduced a patented robotic packing solution and deployed advanced robotic picking technology to several customer fulfillment centers.
Our information systems largely operate in real time over a secure wide area network, letting each customer fulfillment center share information and monitor daily progress on sales activity, credit approvals, inventory levels, stock balancing, vendor returns, order fulfillment and other key performance measures. We maintain a sophisticated buying and inventory management system that monitors our SKUs and automatically purchases inventory from vendors for replenishment, based on proprietary forecasting models. We also maintain an electronic data interchange and XML purchasing program with our vendors to boost order placement efficiency, reduce order cycle processing time, and increase order accuracy.
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
We believe that our current systems and practice of implementing regular updates are adequate to support our current needs. We have upgraded and migrated many of our systems to take advantage of the flexibility and controls offered by cloud computing platforms while downsizing our on-premise data center footprint.
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
Our customer care centers are powered via state-of-the-art telephony, case management and workforce optimization platforms. The features within the platforms create a seamless environment equipped with advanced applications that assist our associates in optimizing our customers’ experience. The architecture has established a dynamic infrastructure that is scalable both in terms of operations and future capabilities. We continue to invest in technology and implement additional functionality aimed at enhancing the engagement and personalization of the customer experience regardless of the contact method chosen.
MSC is actively leveraging AI in various areas to improve customer experiences and drive efficiencies in areas such as time-series forecasting models for financial planning, recommendations for our customer-care team, order error processing, natural language processing to automate product taxonomy classification and chatbots for our associates to quickly find relevant information. We continue to take steps to understand and utilize this technology in additional areas within the Company. We believe our strategic alignment with leading vendors in this space will position MSC well for a future where AI technology will be integrated into many aspects of MSC’s business.
Competition
The MRO supply industry is a large, fragmented industry that is highly competitive. We face competition from traditional channels of distribution, such as retail outlets, dealers and wholesalers, regional and national distributors utilizing direct sales forces, manufacturers of MRO supplies, large warehouse stores and large direct mail distributors. We also face substantial competition in the online distribution space that competes with price transparency and includes both traditional distributors and non-traditional, web-based E-commerce competitors. In addition, new entrants in the MRO supply industry could increase competition. Industrial distribution remains highly fragmented, however we believe that sales of MRO supplies will continue to become more concentrated over time, which may make MRO supply distribution more competitive. Some of our competitors challenge us with a greater variety of product offerings, greater financial resources, additional services, or a combination of these factors. In the industrial products market, customer purchasing decisions are based primarily on one or more of the following criteria: price, product selection, product availability, technical support relationship, level of service and convenience. We believe we compete effectively on all such criteria. Our industry has seen consolidation in recent years. The trend of our industry toward consolidation could cause the industry to become more competitive (i) as greater economies of scale are achieved by competitors, or (ii) as competitors with new lower-cost business models are able to operate with lower prices and gross profit on products.
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
As of August 30, 2025, we employed 7,284 associates worldwide, of which 7,077 were full-time and 207 were part-time. No associate is represented by a labor union. Approximately 88% of our workforce is based in the United States. MSC has not experienced work stoppages and considers associate relations to be good.
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
Health and Safety
MSC’s safety vision is to strive for zero injuries and build a culture in which safety is a top value across all levels of the organization and every associate has the right and responsibility to continually seek to prevent injuries. Our safety team and associates are highly engaged in identifying trends in our incidents throughout the network and working collaboratively with our leadership to effectively reduce incidents and to make MSC one of the safest places to work.
In the 2024 calendar year, the Company’s Occupational Safety and Health Administration (“OSHA”) Total Recordable Incident Rate was 0.77 and the Company’s OSHA Lost Time Incident Rate was 0.42 based upon the number of incidents per 100 associates (or per 200,000 work hours). The Company’s rates fall well below the Total Recordable Incident Rate and the Lost Time Incident Rate of the North American Industry Classification System.
Talent Acquisition and Development
MSC focuses on creating opportunities for associate growth, development and training education, offering a comprehensive talent program that continues throughout an associate’s career. MSC believes that its future success is highly dependent upon the Company’s continued ability to attract, retain and motivate associates. As part of its efforts in these areas, the Company offers competitive compensation and benefits to meet the diverse needs of team members and support their health and well-being, financial future and work-life balance. Associates are given access to health plan resources, disease management, tobacco cessation, parental support, and stress management programs. In addition, MSC provides to its associates retirement savings, paid holidays and time off, educational assistance and income protection benefits, as well as a variety of other programs.
MSC also offers through MSC University various learning and development opportunities in support of associate career growth and success through a variety of offerings, including virtual classrooms and webinars, instructor-led courses, informal work groups, e-learning, books and articles, and more. These opportunities can drive improvement, facilitate career development, provide coaching and mentoring opportunities, and enhance communication skills. The average training hours completed by each MSC associate in fiscal year 2025 was approximately 20 hours. Additionally, MSC’s tuition assistance program covers educational costs and provides eligible associates the financial assistance to obtain a graduate or undergraduate degree while working.
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
Additionally, macroeconomic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, commodity and energy prices, labor and supply costs, and interest rates. We have also been affected by macroeconomic conditions specific to the principal end markets that we serve, including as the result of work stoppages and organized labor activity or reduced industrial activity due to tariffs. Any or all of these factors may impact us, our customers, and their demand for our products.
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
As a distributor, our profitability is highly dependent on our gross margin, which in turn varies based on the product sold and the type of customer. From time to time, we experience changes in our customer mix and in our product mix. Changes in our customer mix have resulted from various factors, such as changes in the geographies we serve, daily selling activities within current geographic markets, and targeted selling activities to different customers. Changes in our product mix have also resulted from various factors, such as marketing activities to existing customers, needs communicated to us from existing and prospective customers, tariff-driven sourcing decisions, and business acquisitions. As our national account and government customer program sales grow, we will face continued pressures on maintaining gross margin because these customers receive lower pricing due to their higher level of purchases from us. In addition, our continued expansion of our vending program and other E-commerce platforms places pressure on our gross margin. We may also be subject to price increases from our suppliers and independent freight carriers that we may not be able to pass along to our customers, particularly in periods of high or rapid inflation.
Volatility in commodity, energy and labor prices, as well as periods of abnormal inflation, may adversely affect operating margins.
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
The MRO supply industry, although consolidating, still remains a large, fragmented industry that is highly competitive. We face competition from traditional channels of distribution, such as retail outlets, dealers and wholesalers, regional and national distributors utilizing direct sales forces, manufacturers of MRO supplies, large warehouse stores and large direct mail distributors. We believe that sales of MRO supplies will continue to become more concentrated over time, which may make MRO supply distribution more competitive. Some of our competitors challenge us with a greater variety of product offerings, greater financial resources, additional services, or a combination of these factors. In addition, we also face the risk of companies that operate primarily outside of our industry entering our marketplace.
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
As a supplier to the public sector, we are subject to certain laws and regulations that mandate compliance standards, may result in potential liabilities and may increase our costs of doing business.
As a supplier to the U.S. government and public sector, which represented approximately 10% of the Company's total revenue in fiscal year 2025, we must comply with certain laws and regulations, including the Trade Agreements Act, the Buy American Act and the Federal Acquisition Regulation, relating to the formation, administration and performance of U.S. government contracts. These laws and regulations affect how we do business with government customers and, in some instances, impose added compliance and other costs on our business. From time to time, we are subject to governmental or regulatory inquiries or audits relating to our compliance with these laws and regulations. A violation of these specific laws and regulations, as well as others, could result in the imposition of fines and penalties, the termination of our public sector contracts or harm to our reputation, all of which would cause our business to suffer.
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
Our ability to provide same-day shipping and next-day delivery of our core metalworking and MRO products is an integral component of our overall business strategy. Disruptions at transportation centers, shipping ports, or our customer fulfillment centers, including global and domestic locations, due to third-party work stoppages with our shipping partners or otherwise, or labor shortages or severe weather conditions affect both our ability to maintain core products in inventory and to deliver products to our customers on a timely basis, which may in turn adversely affect our customer relationships and results of operations. In addition, severe weather conditions and work stoppages affecting the end markets we serve could adversely affect demand for our products in particularly hard-hit regions and impact our sales and/or our ability to deliver our products.
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
In 2025, the U.S. announced a variety of additional tariffs on goods from multiple nations and trading blocks and has been targeted with reciprocal tariffs and other retaliatory actions in response. Although the implementation of many of these tariffs and retaliatory measures have been paused or delayed, negotiations and the state of international trade policy and relationships continue to evolve. Additional tariffs, or the uncertainty around such tariffs, may cause disruptions to foreign and domestic supply chains or result in price increases. We have incurred, and expect to continue to incur, costs as it relates to these tariffs for the foreseeable future. We expect to continue to pass price increases from our suppliers from tariffs to our customers, which may reduce demand. We have, however, experienced negative impacts on gross profit margin due to the timing difference between our pricing actions and higher levels of inflation-affected inventory.
Supply chain and sourcing efforts over time have diversified our product portfolio to reduce our exposure abroad and although we began to implement pricing and inventory management changes in response to tariffs in early 2025, we experienced the most significant impact on our financial condition and results of operations during the fourth quarter of fiscal year 2025. We expect to continue implementing countermeasures to mitigate the continued impact of tariffs in the first quarter of fiscal year 2026 and beyond. Further, we cannot predict the ultimate impact of tariffs and their effects on the global macroeconomic environment on our financial condition or results of operations.
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
We retain a significant portion of the risk under our healthcare insurance program. We currently self-insure for costs associated with associates’ healthcare needs, which is limited by stop-loss coverage. Our healthcare insurance program accruals are determined on an actuarial basis, based on historical claims experience and an estimate of claims incurred but not yet reported and other relevant factors. While we believe our estimation process is well designed, every estimation process is inherently subject to limitations. Fluctuations in the frequency, magnitude or number of claims make it difficult to predict the ultimate cost of claims and may lead to future adjustments of reported results of operations which, depending on the magnitude of such adjustments, may significantly affect our reported results or negatively affect the reliability of our reported results.

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
As of August 30, 2025, our combined goodwill and other indefinite-lived intangible assets amounted to $734.6 million. To the extent we do not generate sufficient cash flows to recover the net amount of any investment in goodwill and other indefinite-lived intangible assets recorded, the investment could be considered impaired and subject to write-off. We expect to record further goodwill and other indefinite-lived intangible assets as a result of future acquisitions we may complete. Future amortization of such assets or impairments, if any, of goodwill or other indefinite-lived intangible assets would adversely affect our results of operations in any given period. If the financial performance of our business was to decline significantly, we could incur a material non-cash charge to our income statement for the impairment of goodwill and other indefinite-lived intangible assets.
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

Risks Related to our Securities

Our principal shareholders own a significant amount of our voting stock and have rights to nominate directors to our Board of Directors, and their interests may differ from those of our other shareholders.

So long as Mitchell Jacobson, Erik Gershwind, other members of the Jacobson / Gershwind Family and certain entities affiliated with the Jacobson / Gershwind family (collectively, the “Jacobson / Gershwind Family Shareholders”), collectively, have beneficial or record ownership of at least 10% of the issued and outstanding shares of Class A Common Stock, our Board of Directors will, subject to the procedures and limitations set forth in that Reclassification Agreement, dated as of June 20, 2023, with the Jacobson / Gershwind Family Shareholders (the “Reclassification Agreement”), nominate two individuals designated by the Jacobson / Gershwind Family Shareholders for election to our Board of Directors at any annual meeting of our shareholders at which directors are to be elected. So long as the Jacobson / Gershwind Family Shareholders, collectively, have beneficial or record ownership of less than 10% but 5% or more of the issued and outstanding shares of Class A Common Stock, our Board of Directors will, subject to the procedures and limitations set forth in the Reclassification Agreement, nominate one individual designated by the Jacobson / Gershwind Family Shareholders for election to our Board of Directors at any annual meeting of our shareholders at which directors are to be elected.

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
Risks Related to IT and Intellectual Property
The growth of our digital platforms and E-commerce capabilities exposes us to particular risks, which could have a material adverse effect on our business, financial condition, or results of operations.
The implementation of our business strategy includes a commitment to technological innovation and the utilization of digital technologies, including the MSC website and other E-commerce capabilities. As our digital platforms have grown in recent years, we have increased, and expect to continue to increase, our investment in developing, managing and implementing IT systems, proprietary software development, and other technological innovations to support our customers. In addition, we continue to invest in our VMI, CMI, and vending solutions, which involve the use of vending machines that rely on network or web-based software.

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

We are also actively leveraging AI in various contexts to improve customer experiences and drive efficiencies in certain areas of our business. As we continue to leverage, secure, and pilot the use of AI-driven technologies, we have increased and expect to continue to increase our investments in such technologies. While these innovations can present significant benefits to the Company, they also create risks and challenges. If investments in such technologies are less successful at attracting and retaining customers than similar investments by our competitors, or if we are otherwise unsuccessful at realizing the benefits of these investments, this could have a material adverse effect on our business, financial condition, or results of operations.
Maintaining our IT systems and complying with data privacy laws may incur significant, recurring costs.

Our IT systems are an integral part of our business and growth strategies. We are dependent upon our IT systems to operate our business and our ability to effectively manage our business depends on the security, reliability, and adequacy of our IT systems. We also depend upon our IT systems to help process orders, to manage inventory and accounts receivable collections, to manage financial reporting, to purchase, sell and ship products efficiently and on a timely basis, to maintain cost-effective operations, to operate our websites and to help provide superior service to our customers. In order to maintain and upgrade our core IT systems, we have made significant investments which have faced, and could in the future face, delays and cost overruns and may result in functionality gaps and therefore not achieve their intended result. We may in the future be required to make additional investments which may have an adverse impact our business, financial condition or results of operation and may also fail to achieve their desired result.
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
General Risk Factors

Our success is dependent on our ability to hire and retain certain key management personnel.
Our success depends largely on the efforts and abilities of certain key members of our senior management. The loss or disruption of the services of one or more of such key personnel or the inability to identify a suitable or temporary successor to a key role could have a material adverse effect on our business, financial condition, or results of operations. We do not maintain any key-man insurance policies with respect to any of our executive officers.
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

On March 14, 2025, a complaint was filed in the Supreme Court of the State of New York, County of New York by Macomb County Retiree Health Care Fund (“MCRHC”) against the Company and certain officers, directors and shareholders of the Company (the “Macomb Litigation”). In June 2025, MCRHC filed an amended complaint. The amended complaint alleges, among other things, breaches of fiduciary duties for actions related to the Reclassification and seeks disgorgement, unspecified damages, costs and expenses and such other relief as the court may deem proper. We have incurred, and may be required in future to incur further, legal fees and other expenses related to the Macomb Litigation. In addition, any adverse determination with regard to the Macomb Litigation could expose us to significant liabilities.

Changes in tax legislation and associated compliance requirements could adversely affect our financial results.

The Company is subject to tax laws and regulations in the United States and various foreign jurisdictions. Remaining compliant with these laws and regulations could increase the Company's tax compliance costs. In addition, the Company's future effective tax rates in the United States or foreign jurisdictions it operates in could be affected by changes in the political environment in the United States, tax laws, regulations, statutory rates, the valuation of deferred tax assets and liabilities, and interpretations of such tax laws.

In fiscal year 2025, the One Big Beautiful Bill Act (“OBBA”) was passed, which contained a broad range of tax reform. The Company did not experience any material impact to its tax rates, expenses or obligations from the legislation during fiscal year 2025. Due to the dynamic nature of tax laws, projected tax liabilities could differ significantly from eventual obligations. The total impact and interpretation of the legislation remains uncertain, and misapplication of the new laws could lead to adverse results.

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
There is an increasing focus on corporate social and environmental responsibility in our industry, particularly among customers and suppliers outside the United States and in Europe. An increasing number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions that their suppliers should comply with, or they may seek to include such provisions in their procurement terms and conditions. This corporate social and environmental responsibility influence is also felt among other stakeholders such as investors, suppliers, associates and communities. These social and environmental responsibility practices, policies, provisions and initiatives are subject to change, can be unpredictable in the current environment, and may be difficult and expensive for us to comply with. At times, the social and environmental responsibility practices of our customers conflict with one another or may expose us to reputational or regulatory risk. In addition, the failure by us to take action or otherwise comply with the policies of our customers may negatively impact our customer relationships or reputation, which could have a material adverse effect on our business, financial condition, or results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C. CYBERSECURITY.

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

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, but we cannot provide assurance that we will not be materially affected in the future by such risks or future cybersecurity incidents. For more information on our cybersecurity related risks, see Part I, Item 1A. “Risk Factors” of this Report.
ITEM 2. PROPERTIES.
As of August 30, 2025, we operated out of the following facilities:

Location	Purpose	Approx. Sq. Ft.	Operational Date	Leased/ Owned
Harrisburg, Pennsylvania	Customer Fulfillment Center	821,000	1997	Owned
Atlanta, Georgia	Customer Fulfillment Center	721,000	1990	Owned
Elkhart, Indiana	Customer Fulfillment Center	545,000	1996	Owned
Reno, Nevada	Customer Fulfillment Center	419,000	1999	Owned
Hanover Park, Illinois	Customer Fulfillment Center	288,000	2003	Leased
We maintain 38 warehouses, of which 36 are located in North America and two are located in other foreign countries. Our warehouses range in size from approximately 1,000 to 110,000 square feet. We also maintain five manufacturing locations in the United States which range in size from approximately 3,000 to 23,000 square feet and nine regional inventory centers in the United States which vary in size from approximately 7,000 to 21,000 square feet. We maintain co-headquarters at a facility we lease in Melville, New York and a facility we own in Davidson, North Carolina. We also maintain additional office support centers, most of which are leased, in the United States, Canada and Mexico. These leases are for varying periods, with the longest extending to fiscal year 2031. The aggregate annual lease payments on our leased properties in fiscal year 2025 were approximately $14.9 million.

During fiscal year 2025, the Company disposed of its 468,000 square foot customer fulfillment center in Columbus, Ohio (the “Columbus CFC”). See Note 7, “Property, Plant and Equipment” in the Notes to Consolidated Financial Statements for additional information.
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
In 2003, our Board of Directors instituted a policy of paying regular quarterly cash dividends to our shareholders. The Company paid aggregate annual regular cash dividends of $3.40 per share in fiscal year 2025 and $3.32 per share in fiscal year 2024. The Company expects its practice of paying quarterly cash dividends on its common stock will continue, although the payment of future dividends is at the discretion of our Board of Directors and will depend upon the Company’s earnings, capital requirements, financial condition and other factors.
On October 7, 2025, our Board of Directors declared a regular cash dividend of $0.87 per share, payable on November 26, 2025 to shareholders of record at the close of business on November 12, 2025. The dividend is expected to result in aggregate payments of $48.5 million, based on the number of shares outstanding on October 2, 2025.
The approximate number of holders of record of MSC’s Class A Common Stock as of October 2, 2025 was 504.
Purchases of Equity Securities
The following table sets forth repurchases by the Company of its outstanding shares of Class A Common Stock, which are listed on the NYSE, during the quarter ended August 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
6/1/2025-7/1/2025	389	$85.05	—	1,413,423
7/2/2025-7/31/2025	598	$90.42	—	1,413,423
8/1/2025-8/30/2025	1,022	$89.87	—	1,413,423
Total	2,009		—
____________________
(1)During the quarter ended August 30, 2025, 2,009 shares of our Class A Common Stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our stock-based compensation program and are included in the total number of shares purchased.
(2)Activity is reported on a trade date basis. Average price paid per share excludes excise tax levied by the Inflation Reduction Act of 2022.
(3)In June 2021, our Board of Directors terminated the existing share repurchase plan and authorized a new share repurchase plan (the “Share Repurchase Plan”) to purchase up to 5,000,000 shares of Class A Common Stock. There is no expiration date for the Share Repurchase Plan. As of August 30, 2025, the maximum number of shares of the Class A Common Stock that may be repurchased under the Share Repurchase Plan was 1,413,423 shares.
Performance Graph
The following stock price performance graph and accompanying information is not deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or be subject to the liabilities of Section 18 of the Exchange Act, regardless of any general incorporation language in any such filing.
The following graph compares the cumulative total return on an investment in our Class A Common Stock with the cumulative total return on an investment in each of the S&P Midcap 400 Index and the Dow Jones US Industrial Supplier Index.
The graph assumes that $100 was invested at the closing price of our Class A Common Stock on the NYSE and each index on August 29, 2020 and assumes that all dividends paid on such securities during the applicable fiscal years were reinvested. Indices are calculated on a month-end basis. The comparisons in this table are based on historical data and are not intended to forecast or to be indicative of the possible future performance of our Class A Common Stock.
Cumulative Total Shareholder Return
for the Period from August 29, 2020 through August 30, 2025

Comparison of 5 Year Total Cumulative Return*
300.00
280.00
260.00
240.00
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
8/29/2020
8/28/2021
9/3/2022
9/2/2023
8/31/2024
8/30/2025
MSC Industrial Direct Co., Inc.
S&P Midcap 400 Index
Dow Jones US Industrial Supplier Index

*$100 invested on 8/29/2020 in stock or index, including reinvestment of dividends

	8/29/2020	8/28/2021	9/3/2022	9/2/2023	8/31/2024	8/30/2025
MSC Industrial Direct Co., Inc.	$100.00	$138.24	$132.02	$177.22	$148.70	$169.95
S&P Midcap 400 Index	$100.00	$144.00	$126.45	$143.51	$168.86	$180.45
Dow Jones US Industrial Supplier Index	$100.00	$122.97	$121.48	$154.70	$200.06	$239.99
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
MSC is a leading North American distributor of a broad range of metalworking and MRO products and services. We help our customers drive greater productivity, profitability and growth with approximately 2.5 million products, inventory management and other supply chain solutions, and deep expertise from more than 80 years of working with customers across industries. We continue to implement our strategies to gain market share, generate new customers, increase sales to existing customers, and diversify our customer base.
Our experienced team of more than 7,000 associates works with our customers to help drive results for their businesses, from keeping operations running efficiently today to continuously rethinking, retooling and optimizing for a more productive tomorrow. We offer approximately 2.5 million active, saleable SKUs through our catalogs; our brochures; our E-commerce channels, including the MSC website; our inventory management solutions; and our customer care centers, customer fulfillment centers, regional inventory centers and warehouses. We service our customers from five customer fulfillment centers, nine regional inventory centers, 38 warehouses and five manufacturing locations. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.
Our business model centers on delivering value-added services that address complex procurement challenges for our customers, with a focus on reducing total procurement costs and enabling just-in-time delivery through integrated solutions. We focus on offering inventory, process and procurement solutions that reduce supply chain costs and improve plant floor productivity for our customers. We aim to achieve ongoing cost reductions throughout our business by implementing cost-savings strategies and leveraging our existing infrastructure. Additionally, we support our customers' growth and profitability by ensuring operational efficiency through technologies such as our VMI, CMI and vending programs — helping reduce downtime and ensure critical products are available when and where they are needed. Our vending machines in service totaled 29,611 as of August 30, 2025, compared to 27,003 as of August 31, 2024, and our in-plant programs totaled 411 locations as of August 30, 2025, compared to 342 as of August 31, 2024. Our sales force, which focuses on a more complex and high-touch role, drives value for our customers by enabling them to achieve higher levels of growth, profitability and productivity. Our field sales and service associate headcount was 2,636 at August 30, 2025 compared to 2,697 at August 31, 2024.

The chart below displays a comparison of our net sales from fiscal year 2024 through fiscal year 2025:

Comparison of Net Sales (in millions) 3
3,900
3,800
3,700
3,600
3,500
3,400
3,300
3,200
3,100
3,000
$3,821.0
(88.1)
21.6
21.0
(5.9)
$3,769.5
FY 2024 Net Sales
Organic volume 1
Pricing and other 2
2024 Acquisitions
Foreign Exchange
FY 2025 Net Sales

1 Both fiscal years 2025 and 2024 had 252 sales days
2 Pricing and other is comprised of changes in customer and product mix, discounting and other items.
3 Individual amounts may not agree to the annual total due to rounding.

Highlights
Highlights during fiscal year 2025 include the following:
•We generated $333.7 million of cash from operations compared to $410.7 million in fiscal year 2024. The decrease was primarily from lower net income and a decline in inventories in the prior year period.
•We had net payments of $21.5 million on our credit facilities and private placement debt compared to net borrowings of $53.5 million in fiscal year 2024.
•We repurchased $39.3 million of Class A Common Stock compared to $187.7 million in fiscal year 2024, excluding excise taxes in both years. The higher share repurchase volume in the prior year included shares purchased to offset the share dilution resulting from the Reclassification.
•We paid out an aggregate $189.7 million in regular cash dividends, compared to an aggregate $187.3 million in regular cash dividends in fiscal year 2024.
•We incurred $11.0 million in restructuring and other costs compared to $14.5 million in fiscal year 2024. Restructuring and other costs primarily consisted of associate severance and separation costs and consulting-related costs.
•We disposed of the Columbus CFC with a sales price of $32.0 million, which resulted in a loss on sale of property of approximately $1.2 million after the settlement of certain closing costs and fees. See Note 7, “Property, Plant and Equipment” in the Notes to Consolidated Financial Statements for additional information.
Our Strategy
The first phase of our Company-wide initiative, referred to as “Mission Critical,” focused on market share capture and improved profitability. We successfully executed on the first phase of Mission Critical initiatives at the end of fiscal year 2023, which included solidifying our market-leading metalworking business, with an emphasis on selling our product portfolio, expanding our solutions, improving our digital and E-commerce capabilities and diversifying our customers and end-markets. The next phase of our Mission Critical journey, which began in fiscal year 2024, is anchored in three pillars: (i) maintaining the momentum of the first phase of the Mission Critical program and our existing growth drivers, (ii) increasing our focus on both core customers and OEM fasteners, and (iii) driving productivity improvements and reducing operating expenses as a percentage of net sales. To accomplish the next phase of our Mission Critical journey, we intend to leverage investments in advanced analytics to improve supply chain performance and upgrade our digital core to unlock productivity within our order-to-cash and procure-to-pay processes. We completed our web price realignment initiative in fiscal year 2024 and launched our enhanced marketing efforts and rolled out several E-commerce enhancements during fiscal year 2025.
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
Business Environment
The United States economy has experienced various macroeconomic pressures in recent years including an elevated inflationary environment, sustained high interest rates and general economic and political uncertainty. These pressures have impacted, and may continue to impact in the future, the Company’s business, financial condition and results of operations. More recently, new and expanded tariffs have contributed to heightened macroeconomic uncertainty. The impact from tariffs was most significant in the Company’s fourth fiscal quarter of 2025, and the Company anticipates increased pressure from tariffs in fiscal year 2026 as the impact from such tariffs continues.

We utilize various indices when evaluating the level of our business activity, including the Industrial Production (“IP”) Index. Approximately 67% of our revenues came from sales in the manufacturing sector during the quarter and year ended August 30, 2025. Through statistical analysis, we have found that trends in our customers’ activity have correlated to changes in the IP Index. The IP Index measures short-term changes in industrial production. Growth in the IP Index from month to month indicates growth in the manufacturing, mining and utilities industries. The IP Index over the three months ended August 30, 2025 and the average for the three- and 12-month periods ended August 30, 2025 were as follows:

Period	IP Index
June	104.2
July	103.8
August	103.9

Fiscal Year 2025 Q4 Average	104.0
12-Month Average	103.3

The average IP Index for the 12 months ended August 30, 2025 of 103.3 increased from the average from the prior fiscal year of 102.7. The IP Index for the fourth fiscal quarter of 2025 of 104.0 increased compared to the prior year period of 102.9 and increased slightly compared to the prior quarter of 103.7.

During fiscal year 2025, the Company experienced soft demand for the products and services it offers. This soft demand was felt more acutely in the heavy manufacturing industry, which represented 58% of our revenues during the year ended August 30, 2025. These trends did improve during the fourth quarter, with several subindexes such as Machinery & Equipment, Aerospace, Automotive and Primary Metals indicating expansion. Despite moderate improvement in certain end-markets during the fourth quarter, including our public sector end-market, the demand environment for the Company’s products was softer than the demand environment for the economy as a whole during fiscal year 2025, which we believe is due to the concentration of the Company’s customers in these and other subindex industries, which lagged the IP index as a whole.

We will monitor the current economic conditions for the impact on our customers and markets and assess both risks and opportunities that may affect our business and operations.

Results of Operations
Fiscal Year Ended August 30, 2025 Compared to the Fiscal Year Ended August 31, 2024
The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Fiscal Years Ended
	August 30, 2025 (52 weeks)		August 31, 2024 (52 weeks)		Change
	$	%	$	%	$	%
Net sales	$3,769,521	100.0%	$3,820,951	100.0%	$(51,430)	(1.3)%
Cost of goods sold	2,233,386	59.2%	2,248,168	58.8%	(14,782)	(0.7)%
Gross profit	1,536,135	40.8%	1,572,783	41.2%	(36,648)	(2.3)%
Operating expenses	1,223,573	32.5%	1,167,870	30.6%	55,703	4.8%
Restructuring and other costs	10,999	0.3%	14,526	0.4%	(3,527)	(24.3)%
Income from operations	301,563	8.0%	390,387	10.2%	(88,824)	(22.8)%
Total other expense	(37,985)	(1.0)%	(47,638)	(1.2)%	9,653	(20.3)%
Income before provision for income taxes	263,578	7.0%	342,749	9.0%	(79,171)	(23.1)%
Provision for income taxes	65,742	1.7%	86,792	2.3%	(21,050)	(24.3)%
Net income	197,836	5.2%	255,957	6.7%	(58,121)	(22.7)%
Less: Net loss attributable to noncontrolling interest	(1,492)	0.0%	(2,637)	(0.1)%	1,145	(43.4)%
Net income attributable to MSC Industrial	$199,328	5.3%	$258,594	6.8%	$(59,266)	(22.9)%
Net Sales
Net sales in fiscal year 2025 decreased 1.3%, or $51.4 million, from the prior fiscal year. The $51.4 million decrease in net sales was comprised of $88.1 million of lower sales volume and $5.9 million of unfavorable foreign exchange impact, partially offset by $21.6 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items and $21.0 million of net sales from recent acquisitions. Of the $51.4 million decrease in net sales during fiscal year 2025, sales to our core and other customers decreased by $45.5 million, sales to our national account customers decreased by $33.1 million, partially offset by an increase in sales to our public sector customers of $27.2 million.

The tables below show, among other things, the annual 2025 average daily sales (“ADS”) by total company, by customer end-market and by customer type compared to the same periods in the prior fiscal year:

ADS Percentage Change by Quarter
(Unaudited)
2025 Fiscal Period	Thirteen-Week Period Ended Fiscal Q1	Thirteen-Week Period Ended Fiscal Q2	Thirteen-Week Period Ended Fiscal Q3	Thirteen-Week Period Ended Fiscal Q4	Fiscal Year Ended August 30, 2025
Net Sales (in thousands)	$928,484	$891,717	$971,145	$978,175	$3,769,521
Sales Days	62	63	64	63	252
ADS (1) (in millions)	$15.0	$14.2	$15.2	$15.5	$15.0
Total Company ADS Percent Change (2)	(2.7)%	(4.7)%	(0.8)%	2.7%	(1.3)%

ADS Percentage Change by End-Market and Customer Type
Fiscal Year Ended August 30, 2025
Manufacturing Customers ADS Percent Change (2)(3)	(1.7)%
Manufacturing Customers Percent of Total Net Sales(3)	67%

Non-Manufacturing Customers ADS Percent Change (2)(3)	(0.7)%
Non-Manufacturing Customers Percent of Total Net Sales(3)	33%

National Account Customers ADS Percent Change (2)(4)	(2.3)%
National Account Customers Percent of Total Net Sales (4)	36%

Public Sector Customers ADS Percent Change (2)(4)	8.2%
Public Sector Customers Percent of Total Net Sales (4)	10%

Core and Other Customers ADS Percent Change (2)(4)	(2.2)%
Core and Other Customers Percent of Total Net Sales (4)	54%
(1)ADS is calculated using the number of business days in the United States for the periods indicated. The Company believes ADS is a key performance indicator because it shows the effectiveness of the Company’s selling performance on a consistent basis between periods.
(2)Percent reflects the change from the 2024 fiscal period to the 2025 fiscal period.
(3)Includes changes in customer end-market classifications as a result of the transition from the Standard Industrial Classification (SIC) to the North American Industry Classification System (NAICS) in the first quarter of fiscal year 2025.
(4)Includes reclassifications of certain customers during fiscal year 2024, primarily between national account customers and core and other customers.
We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC website gives us a competitive advantage over smaller suppliers. Sales made through our E-commerce platforms, including sales made through electronic data interchange systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 63.8% of consolidated net sales for fiscal year 2025, compared to 63.6% of consolidated net sales for fiscal year 2024.
Gross Profit
Gross profit decreased 2.3% to $1,536.1 million in fiscal year 2025, as compared to $1,572.8 million in fiscal year 2024. Gross profit margin was 40.8% in fiscal year 2025, as compared to 41.2% in fiscal year 2024. The decrease in gross profit was primarily a result of lower sales volume, as described above. The decrease in gross profit margin was primarily a result of higher inventory cost and change in customer mix, as sales to public sector customers grew as a percentage of overall sales and our sales to public sector customers transact at lower gross profit margins than the business as a whole.

Operating Expenses
Operating expenses increased 4.8% to $1,223.6 million in fiscal year 2025, as compared to $1,167.9 million in fiscal year 2024. Operating expenses were 32.5% of fiscal year 2025 net sales, as compared to 30.6% for fiscal year 2024. The increase in operating expenses and operating expenses as a percentage of net sales was primarily attributable to higher payroll and payroll-related costs and investments supporting our digital initiatives and solutions growth.
Payroll and payroll-related costs were approximately 57.0% of total operating expenses in fiscal year 2025, as compared to 56.1% in fiscal year 2024. Payroll and payroll-related costs, which include salary, incentive compensation, sales commission, and fringe benefit costs, increased by $42.4 million for fiscal year 2025. The majority of this increase compared to the prior fiscal year was due to higher incentive compensation as well as higher salary expenses from our annual merit increases.
Freight expense was $150.5 million for fiscal year 2025, as compared to $148.5 million for fiscal year 2024. The primary driver of the increase in freight expense was higher shipping rates incurred while servicing certain customers in the public sector.
Depreciation and amortization was $88.4 million for fiscal year 2025, as compared to $80.5 million for fiscal year 2024. The primary drivers of the increase in depreciation and amortization were increased capital expenditures related to E-commerce and digital initiatives.
Restructuring and Other Costs
We incurred $11.0 million in restructuring and other costs for fiscal year 2025, as compared to $14.5 million for the prior fiscal year. The decrease was primarily due to decreases in both associate severance and separation costs and consulting-related costs compared to the prior fiscal year. See Note 14, “Restructuring and Other Costs” in the Notes to Consolidated Financial Statements for additional information.
Income from Operations
Income from operations decreased 22.8% to $301.6 million in fiscal year 2025, as compared to $390.4 million in fiscal year 2024. Income from operations as a percentage of net sales decreased to 8.0% in fiscal year 2025, as compared to 10.2% in fiscal year 2024. The decrease in income from operations as a percentage of net sales was primarily attributable to, as described above, lower sales volume and gross profit margin and an increase in Operating expenses as a percentage of net sales.
Total Other Expense

Total other expense decreased 20.3%, or $9.7 million, to $38.0 million for fiscal year 2025, as compared to $47.6 million for the prior fiscal year. The decrease was primarily due to lower interest rates and lower outstanding balances on our credit facilities, lower fees incurred associated with the Receivables Purchase Agreement (the “RPA”) entered into during fiscal year 2023 and the impact of prior year realized and unrealized losses on foreign exchange
Provision for Income Taxes
Our effective tax rate for fiscal year 2025 was 24.9%, as compared to 25.3% for fiscal year 2024. See Note 8, “Income Taxes” in the Notes to Consolidated Financial Statements for further information.
Net Income
The factors which affected net income for fiscal year 2025, as compared to the prior fiscal year, have been discussed above.

Liquidity and Capital Resources

	August 30, 2025	August 31, 2024	$ Change
		(In thousands)
Total debt	$485,699	$508,764	$(23,065)
Less: Cash and cash equivalents	56,228	29,588	26,640
Net debt	$429,471	$479,176	$(49,705)
Equity	$1,396,502	$1,401,282	$(4,780)
As of August 30, 2025, we had $56.2 million in cash and cash equivalents, substantially all with well-known financial institutions. Historically, our primary financing needs have been to fund our working capital requirements necessitated by our sales growth and the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities and net proceeds from the private placement notes, have been used to fund these needs, to repurchase shares of Class A Common Stock from time to time, and to pay dividends to our shareholders.
As of August 30, 2025, total borrowings outstanding, representing amounts due under our credit facilities and notes, as well as all finance leases and financing arrangements, were $485.7 million, net of unamortized debt issuance costs of $1.5 million, as compared to total borrowings outstanding of $508.8 million, net of unamortized debt issuance costs of $0.8 million, as of August 31, 2024. The decrease in total borrowings outstanding was driven by a lower level of private placement debt. See Note 10, “Debt” in the Notes to Consolidated Financial Statements for more information about these balances.
We believe, based on our current business plan, that our existing cash, financial resources and cash flow from operations will be sufficient to fund anticipated capital expenditures and operating cash requirements for at least the next 12 months. We will continue to evaluate our financial position in light of future developments and to take appropriate action as it is warranted.
The table below summarizes information regarding the Company’s cash flows for the periods indicated:

	Fiscal Years Ended
	August 30, 2025	August 31, 2024
	(In thousands)
Net cash provided by operating activities	$333,717	$410,696
Net cash used in investing activities	(63,294)	(123,396)
Net cash used in financing activities	(243,572)	(307,352)
Effect of foreign exchange rate changes on cash and cash equivalents	(211)	(412)
Net (decrease) increase in cash and cash equivalents	$26,640	$(20,464)
Operating Activities
Net cash provided by operating activities for fiscal year 2025 and fiscal year 2024 was $333.7 million and $410.7 million, respectively. The decrease was primarily due to the following:
•a decrease in net income, as described above; and
•a decline in inventories in the prior year period primarily attributable to lower sales and purchase volume as well as inventory optimization efforts; partially offset by
•an increase in the change in accounts payable and accrued liabilities as compared to the prior year period primarily due to higher accounts payable and payroll and payroll related accruals

The table below summarizes certain information regarding the Company’s operations:

	Fiscal Years Ended
	August 30, 2025	August 31, 2024
	(Dollars in thousands)
Working Capital (1)	$497,208	$582,662
Current Ratio (2)	1.7	2.0

Days’ Sales Outstanding (3)	37.8	37.9
Inventory Turnover (4)	3.4	3.3
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
Working capital decreased compared to August 31, 2024, primarily due to a higher balance in the Current portion of debt including obligations under finance leases.
Days’ sales outstanding as of August 30, 2025 remained consistent compared to August 31, 2024.
Inventory turnover as of August 30, 2025 increased compared to August 31, 2024. Inventory turnover continues to improve due to lower purchase volumes, category management efforts and supply chain efficiencies to optimize inventory levels.
Investing Activities

Net cash used in investing activities for fiscal year 2025 and fiscal year 2024 was $63.3 million and $123.4 million, respectively. The use of cash for both fiscal years was primarily due to expenditures for property, plant and equipment mainly related to vending programs and other infrastructure and technology investments. The use of cash in fiscal year 2025 was partially offset by proceeds from the sale of the Columbus CFC and the use of cash in fiscal year 2024 also included payments for the acquisitions of KAR Industrial Inc., ApTex, Inc., Premier and SMRT.
Financing Activities
Net cash used in financing activities for fiscal year 2025 and fiscal year 2024 was $243.6 million and $307.4 million, respectively.
The components contributing to the use of cash for fiscal year 2025 and fiscal year 2024 were primarily the following:
•$189.7 million of regular cash dividends paid during fiscal year 2025 compared to $187.3 million of regular cash dividends paid during fiscal year 2024;
•$39.3 million in aggregate repurchases of Class A Common Stock during fiscal year 2025 compared to $187.7 million in aggregate repurchases of Class A Common Stock during fiscal year 2024; and
•net payments under our credit facilities and private placement debt of $21.5 million during fiscal year 2025 compared to net borrowings of $53.5 million during fiscal year 2024.
Debt
Credit Facilities
In April 2017, the Company entered into a $600.0 million revolving credit facility, which was subsequently amended and extended in August 2021, May 2023 and July 2025 (as amended, the “Amended Revolving Credit Facility”). Subsequent to the end of fiscal year 2025, the Company made additional net payments of $15.0 million through October 2, 2025 on the Amended Revolving Credit Facility. The current unused balance of $543.7 million from the Amended Revolving Credit Facility, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary. As of August 30, 2025, the Company also had three uncommitted credit facilities, totaling $230.0 million of aggregate maximum uncommitted availability. As of August 30, 2025, we were in compliance with the operating and financial covenants of our credit facilities. See Note 10, “Debt” in the Notes to Consolidated Financial Statements for more information about our credit facilities.
Private Placement Debt
In July 2016, we completed the issuance and sale of unsecured senior notes. In June 2018 and March 2020, we entered into additional note purchase agreements. In April 2024, the Company completed the issuance and sale of unsecured senior notes. See Note 10, “Debt” in the Notes to Consolidated Financial Statements for more information about these transactions.
Leases and Financing Arrangements
As of August 30, 2025, certain of our operations were conducted on leased premises. These leases are for varying periods, with the longest extending to fiscal year 2031. In addition, we are obligated under certain equipment and automobile operating and finance leases, which expire on varying dates through fiscal year 2029.
From time to time, we enter into financing arrangements with vendors to purchase certain IT equipment or software.
Capital Expenditures
We continue to invest in E-commerce and vending platforms, customer fulfillment centers and distribution networks and other infrastructure and technology.
Future Liquidity Outlook
As of August 30, 2025, our future contractual obligations were as follows (in thousands):

Contractual Obligations	Fiscal Year 2026	Thereafter
Undiscounted operating lease obligations (1)	$24,555	$32,625
Undiscounted finance lease obligations, net of interest (2)	222	269
Maturities of long-term debt obligations, net of interest (3)	100,000	169,750
Estimated interest on long-term debt (4)	10,820	19,383
Total contractual obligations	$135,597	$222,027
(1)Certain of our operations are conducted on leased premises. These leases (many of which require us to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, with the longest extending to fiscal year 2031. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through fiscal year 2028. See Note 11, “Leases” in the Notes to Consolidated Financial Statements for additional information on our operating lease arrangements.
(2)As of August 30, 2025, the Company had entered into various finance leases for certain IT equipment, which expire on varying dates through fiscal year 2029. See Note 11, “Leases” in the Notes to Consolidated Financial Statements for additional information on our finance lease arrangements.
(3)Excludes debt issuance costs.
(4)Interest payments for long-term debt are based on principal amounts and coupons or contractual rates at fiscal year-end.
As of August 30, 2025, the Company had recorded a non-current liability of $2.6 million for tax uncertainties and interest. This amount is excluded from the table above, as the Company cannot make reliable estimates of these cash flows by period. See Note 8, “Income Taxes” in the Notes to Consolidated Financial Statements.
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
Inventories
Inventory is reflected at the lower of cost or net realizable value considering such factors as its age, the physical condition of the inventory, historic sales, historical write-down activity as well as known trends as compared to on-hand inventory. The Company will write-down inventories for slow-moving or obsolete considerations.
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
Recently Adopted Accounting Pronouncements
Refer to Note 1, “Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risks
We are exposed to interest rate risk on our variable rate debt. During fiscal year 2025, the Company extended, and in some cases amended, its three uncommitted credit facilities. See Note 10, “Debt” in the Notes to Consolidated Financial Statements for more information about the credit facilities.
Borrowings under our committed and uncommitted credit facilities are subject to fluctuations in the interest rate, which have a corresponding effect on our interest expense. We are also exposed to interest rate risk arising from market rate adjustments as they pertain to the RPA. Future sales of our finance receivables may be affected by changes in market rates. A 100-basis point increase or decrease in interest rates would impact our interest costs on outstanding debt, and fees incurred associated with the RPA, by approximately $5.5 million under our current capital structure. We have monitored and will continue to monitor our exposure to interest rate fluctuations.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MSC Industrial Direct Co., Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MSC Industrial Direct Co., Inc. (the Company) as of August 30, 2025 and August 31, 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended August 30, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 30, 2025 and August 31, 2024 and the results of its operations and its cash flows for each of the three years in the period ended August 30, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 23, 2025 expressed an unqualified opinion thereon.

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

Measurement of Inventory Valuation Reserves

Description of the Matter
As of August 30, 2025, the Company’s net inventory balance was $644,090 thousand. As more fully described in Note 1 to the consolidated financial statements, the valuation of inventory requires management to make assumptions and judgments about the recoverability of the inventory and its net realizable value. The Company evaluates the recoverability of its inventory quarterly and establishes reserves for slow-moving or obsolete inventories. Inventory is reflected at the lower of cost or net realizable value. The analyses of the required inventory reserves include consideration of inventory age, historical sales, historical write-off activity, known trends and the on-hand quantities of inventory.

Auditing management’s estimates for inventory reserves involved significant judgement because the assessment considers a number of factors, the most significant of which are historical sales, historical write-off activity and known trends in evaluating the amounts that should be reserved.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risk of material misstatement relating to the Company’s inventory reserve estimation process, including controls over management’s development and review of the assumptions and data underlying the inventory reserves.

Our audit procedures included, amongst others, testing the reasonableness of the significant assumptions and testing the accuracy and completeness of underlying data used in management’s assessment of inventory reserves. We evaluated inventory levels compared to historical sales and known trends. We assessed the historical accuracy of management’s estimates by comparing management’s historical estimates to actual results. We also tested the mathematical accuracy of management’s calculation and performed inquiries of the Company’s management to evaluate the Company’s estimate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Jericho, New York
October 23, 2025

MSC INDUSTRIAL DIRECT CO., INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	August 30, 2025	August 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$56,228	$29,588
Accounts receivable, net of allowance for credit losses of $22,365 and $22,368, respectively	423,306	412,122
Inventories	644,090	643,904
Prepaid expenses and other current assets	102,930	102,475
Total current assets	1,226,554	1,188,089
Property, plant and equipment, net	346,706	360,255
Goodwill	723,702	723,894
Identifiable intangibles, net	85,455	101,147
Operating lease assets	52,464	58,649
Other assets	27,183	30,279
Total assets	$2,462,064	$2,462,313
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt including obligations under finance leases	$316,868	$229,911
Current portion of operating lease liabilities	22,236	21,941
Accounts payable	225,150	205,933
Accrued expenses and other current liabilities	165,092	147,642
Total current liabilities	729,346	605,427
Long-term debt including obligations under finance leases	168,831	278,853
Noncurrent operating lease liabilities	30,872	37,468
Deferred income taxes and tax uncertainties	136,513	139,283
Total liabilities	1,065,562	1,061,031
Commitments and Contingencies
Shareholders’ Equity:
MSC Industrial Shareholders’ Equity:
Preferred Stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 57,086,377 and 57,178,642 shares issued, respectively	57	57
Additional paid-in capital	1,093,630	1,070,269
Retained earnings	432,622	456,850
Accumulated other comprehensive loss	(20,736)	(21,144)
Class A treasury stock, at cost, 1,296,625 and 1,276,263 shares, respectively	(117,363)	(114,235)
Total MSC Industrial shareholders’ equity	1,388,210	1,391,797
Noncontrolling interest	8,292	9,485
Total shareholders’ equity	1,396,502	1,401,282
Total liabilities and shareholders’ equity	$2,462,064	$2,462,313
See accompanying Notes to Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Fiscal Years Ended
	August 30, 2025	August 31, 2024	September 2, 2023
	(52 weeks)	(52 weeks)	(52 weeks)
Net sales	$3,769,521	$3,820,951	$4,009,282
Cost of goods sold	2,233,386	2,248,168	2,366,317
Gross profit	1,536,135	1,572,783	1,642,965
Operating expenses	1,223,573	1,167,870	1,151,295
Restructuring and other costs	10,999	14,526	7,937
Income from operations	301,563	390,387	483,733
Other income (expense):
Interest expense	(24,063)	(25,770)	(22,543)
Interest income	1,130	412	1,034
Other expense, net	(15,052)	(22,280)	(6,068)
Total other expense	(37,985)	(47,638)	(27,577)
Income before provision for income taxes	263,578	342,749	456,156
Provision for income taxes	65,742	86,792	113,049
Net income	197,836	255,957	343,107
Less: Net loss attributable to noncontrolling interest	(1,492)	(2,637)	(126)
Net income attributable to MSC Industrial	$199,328	$258,594	$343,233
Per share data attributable to MSC Industrial:
Net income per common share:
Basic	$3.57	$4.60	$6.14
Diluted	$3.57	$4.58	$6.11
Weighted-average shares used in computing net income per common share:
Basic	55,781	56,257	55,918
Diluted	55,894	56,441	56,210
See accompanying Notes to Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Fiscal Years Ended
	August 30, 2025	August 31, 2024	September 2, 2023
	(52 weeks)	(52 weeks)	(52 weeks)
Net income, as reported	$197,836	$255,957	$343,107
Other comprehensive income, net of tax:
Foreign currency translation adjustments	707	(4,715)	7,091
Comprehensive income (1)	198,543	251,242	350,198
Comprehensive income attributable to noncontrolling interest:
Net loss	1,492	2,637	126
Foreign currency translation adjustments	(299)	1,296	(1,695)
Comprehensive income attributable to MSC Industrial	$199,736	$255,175	$348,629
(1)There were no material taxes associated with other comprehensive income during fiscal years 2025, 2024 and 2023.
See accompanying Notes to Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

	For the Fiscal Years Ended
	August 30, 2025	August 31, 2024	September 2, 2023
	(52 weeks)	(52 weeks)	(52 weeks)
Class A Common Stock
Beginning Balance	$57	$48	$48
Associate Incentive Plans	—	—	1
Repurchase and retirement of Class A Common Stock	—	(2)	(1)
Reclassification of Class B Common Stock to Class A Common Stock	—	11	—
Ending Balance	57	57	48
Class B Common Stock
Beginning Balance	—	9	9
Reclassification of Class B Common Stock to Class A Common Stock	—	(9)	—
Ending Balance	—	—	9
Additional Paid-in Capital
Beginning Balance	1,070,269	849,502	798,408
Associate Incentive Plans	23,431	32,681	51,257
Repurchase and retirement of Class A Common Stock, including excise tax	(70)	(318)	(163)
Reclassification of Class B Common Stock to Class A Common Stock	—	188,404	—
Ending Balance	1,093,630	1,070,269	849,502
Retained Earnings
Beginning Balance	456,850	755,007	681,292
Net Income	199,328	258,594	343,233
Repurchase and retirement of Class A Common Stock, including excise tax	(32,719)	(179,227)	(90,849)
Regular cash dividends declared on Class A Common Stock	(189,650)	(187,280)	(149,368)
Regular cash dividends declared on Class B Common Stock	—	—	(27,347)
Reclassification of Class B Common Stock to Class A Common Stock	—	(188,406)	—
Dividend equivalents declared, net of cancellations	(1,187)	(1,838)	(1,954)
Ending Balance	432,622	456,850	755,007
Accumulated Other Comprehensive Loss
Beginning Balance	(21,144)	(17,725)	(23,121)
Foreign Currency Translation Adjustment	408	(3,419)	5,396
Ending Balance	(20,736)	(21,144)	(17,725)
Treasury Stock
Beginning Balance	(114,235)	(107,677)	(106,202)
Associate Incentive Plans	3,471	3,113	3,291
Repurchase of Class A Common Stock, including excise tax	(6,599)	(9,671)	(4,766)
Ending Balance	(117,363)	(114,235)	(107,677)
Total Shareholders’ Equity Attributable to MSC Industrial	1,388,210	1,391,797	1,479,164
Noncontrolling Interest
Beginning Balance	9,485	13,418	11,849
Foreign Currency Translation Adjustment	299	(1,296)	1,695
Net Loss	(1,492)	(2,637)	(126)
Ending Balance	8,292	9,485	13,418
Total Shareholders’ Equity	$1,396,502	$1,401,282	$1,492,582
Dividends declared per Class A Common Share	$3.40	$3.32	$3.16
Dividends declared per Class B Common Share	$—	$—	$3.16
See accompanying Notes to Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Fiscal Years Ended
	August 30, 2025	August 31, 2024	September 2, 2023
	(52 weeks)	(52 weeks)	(52 weeks)
Cash Flows from Operating Activities:
Net income	$197,836	$255,957	$343,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,627	80,886	75,129
Amortization of cloud computing arrangements	1,790	1,988	1,192
Non-cash operating lease cost	24,472	22,973	20,966
Stock-based compensation	12,551	18,848	18,639
Loss on disposal of property, plant and equipment	790	687	557
Loss on sale of property	1,167	—	—
Non-cash changes in fair value of estimated contingent consideration	293	906	104
Provision for credit losses	7,495	7,355	10,275
Expenditures for cloud computing arrangements	(4,688)	(20,282)	(2,748)
Deferred income taxes and tax uncertainties	(2,925)	9,706	6,697
Changes in operating assets and liabilities, net of amounts associated with business acquired:
Accounts receivable	(17,742)	18,846	247,653
Inventories	1,719	85,098	(4,860)
Prepaid expenses and other current assets	482	2,027	(6,605)
Operating lease liabilities	(23,819)	(23,383)	(21,173)
Other assets	350	3,149	628
Accounts payable and accrued liabilities	43,319	(54,065)	10,021
Total adjustments	135,881	154,739	356,475
Net cash provided by operating activities	333,717	410,696	699,582
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(92,840)	(99,406)	(92,493)
Cash used in acquisitions, net of cash acquired	(790)	(23,990)	(20,182)
Net proceeds from sale of property	30,336	—	—
Net cash used in investing activities	(63,294)	(123,396)	(112,675)
Cash Flows from Financing Activities:
Repurchases of Class A Common Stock	(39,317)	(187,695)	(95,779)
Payments of regular cash dividends	(189,650)	(187,280)	(176,715)
Proceeds from sale of Class A Common Stock in connection with Associate Stock Purchase Plan	4,253	4,426	4,415
Proceeds from exercise of Class A Common Stock options	8,123	9,587	28,677
Borrowings under credit facilities	253,498	434,500	333,000
Payments under credit facilities	(254,998)	(381,000)	(548,000)
Payments under Shelf Facility Agreements and Private Placement Debt	(20,000)	(50,000)	(125,000)
Proceeds from other long-term debt	—	50,000	—
Contingent consideration paid	(3,500)	—	—
Payments on finance lease and financing obligations	(1,512)	(3,625)	(2,193)

Other, net	(469)	3,735	1,195
Net cash used in financing activities	(243,572)	(307,352)	(580,400)
Effect of foreign exchange rate changes on cash and cash equivalents	(211)	(412)	8
Net increase (decrease) in cash and cash equivalents	26,640	(20,464)	6,515
Cash and cash equivalents—beginning of period	29,588	50,052	43,537
Cash and cash equivalents—end of period	$56,228	$29,588	$50,052
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$60,284	$79,088	$106,962
Cash paid for interest	$23,891	$24,721	$22,432

See accompanying Notes to Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
MSC Industrial Direct Co., Inc. (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, “MSC,” “MSC Industrial” or the “Company”) is a leading North American distributor of a broad range of metalworking and maintenance, repair and operations (“MRO”) products and services, with co-located headquarters in Melville, New York and Davidson, North Carolina. The Company serves primarily domestic markets through its distribution network of five customer fulfillment centers (“CFCs”), nine regional inventory centers, 38 warehouses and five manufacturing locations.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of MSC. All significant intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to August 31st of each year. References to “fiscal year 2025” refer to the period from September 1, 2024 to August 30, 2025. References to “fiscal year 2024” refer to the period from September 3, 2023 to August 31, 2024. References to “fiscal year 2023” refer to the period from September 4, 2022 to September 2, 2023. All comparable periods consisted of a 52-week fiscal year.
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
Inventories
Inventories consist of merchandise held for resale and are stated at the lower of cost or net realizable value. Cost is principally determined using the weighted-average cost method. The Company evaluates the recoverability of its inventory quarterly and established reserves for slow-moving or obsolete inventories. The Company estimates the recoverable cost of such inventory by product type and considers such factors as its age, the physical condition of the inventory, historic sales, historical write-down activity as well as known trends. The Company’s ability to recover its cost for inventory can be affected by such factors as general economic and market conditions and relationships with suppliers and customers. Substantially all of the Company’s inventories have long shelf lives and are not highly susceptible to obsolescence. In addition, many of the Company’s inventory items are eligible for return under various supplier agreements.
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
Depreciation and amortization of property, plant and equipment are computed for financial reporting purposes on the straight-line method based on the estimated useful lives of the assets. Leasehold improvements are amortized over either their respective lease terms or their estimated useful lives, whichever is shorter. Estimated useful lives range from three years to 40 years for buildings and building improvements, the lesser of 10 years or the lease term for leasehold improvements, three years to 10 years for computer systems, equipment and software, and three years to 20 years for furniture, fixtures and equipment.
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
Cloud Computing Arrangements
The Company capitalizes costs to implement cloud computing arrangements (“CCA”) hosted by third-party vendors. Capitalized costs are amortized on a straight line basis over the life of the hosting arrangement, taking into account any renewal options which are reasonably certain to be exercised, if any. Capitalized CCA included in Prepaid expenses and other current assets were $1,813 and $1,637 and CCA costs included in Other assets were $23,851 and $26,658, net of accumulated amortization, of which $0 and $5,552 were accrued, at August 30, 2025 and August 31, 2024, respectively. Amortization expense associated with capitalized CCA costs, included in Operating expenses in the Consolidated Statements of Income, was $1,790, $1,988 and $1,192 for fiscal years 2025, 2024, and 2023, respectively. Capitalized CCA costs are classified within operating activities in the Consolidated Statements of Cash Flows.
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
When readily determinable, the Company uses the interest rate implicit in its leases to discount lease payments. For leases that do not have a readily determinable implicit rate, the Company utilizes the incremental borrowing rate. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in Operating expenses in the Consolidated Statements of Income.
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
The Company currently operates at a single reporting unit level. Events or circumstances that may result in an impairment review include changes in macroeconomic conditions, industry and market considerations, cost fact events affecting the reporting unit or a sustained decrease in share price. Each year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit or indefinite-lived intangible asset is less than its carrying value. If impairment is indicated in the qualitative assessment or if management elects to initially perform a quantitative assessment, the impairment test uses a single step approach. This single step approach compares the carrying value of a reporting unit or indefinite lived intangible asset to its fair value. If the fair value exceeds its carrying amount, goodwill or indefinite lived intangible assets are not impaired. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Based on the qualitative assessments of goodwill and intangible assets that have indefinite lives performed by the Company in its respective fiscal fourth quarters, there was no indicator of impairment for fiscal years 2025, 2024 and 2023.
The balances and changes in the carrying amount of goodwill are as follows:

Balance as of September 2, 2023	$718,174
KAR acquisition (1)	3,860
ApTex acquisition (1)	1,108
Premier acquisition (1)	1,530
Foreign currency translation adjustments	(778)
Balance as of August 31, 2024	$723,894
Foreign currency translation adjustments	(192)
Balance as of August 30, 2025	$723,702
(1)In January 2024, the Company acquired 100% of the outstanding equity of KAR, and in June 2024, the Company acquired 100% of the outstanding equity of ApTex and acquired certain assets and assumed certain liabilities of Premier (each, as defined below).

The components of the Company’s intangible assets for fiscal years 2025 and 2024 are as follows:

		For the Fiscal Years Ended
		August 30, 2025		August 31, 2024
	Weighted-Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Relationships	14.5	$187,846	$(117,976)	$187,846	$(103,722)
Non-Compete Agreements	3.6	1,056	(912)	1,056	(854)
Intellectual Property	5.0	3,444	(1,095)	2,894	(425)
Trademarks	6.5	8,141	(5,924)	8,248	(4,771)
Trademarks	Indefinite	10,875	—	10,875	—
Total	13.9	$211,362	$(125,907)	$210,919	$(109,772)

For the fiscal year ended August 30, 2025, the Company recorded approximately $550 of intangible assets, consisting of additional intellectual property assets acquired in connection with the Schmitz Manufacturing Research & Technology LLC (“SMRT”) asset acquisition in fiscal year 2024. During the fiscal year ended August 30, 2025, the Company removed the gross carrying amount and accumulated amortization for $107 of trademark intangible assets, which were fully amortized. For the fiscal year ended August 31, 2024, the Company recorded approximately $6,715 of intangible assets, primarily consisting of the acquired customer relationships, trade names, non-compete agreements and intellectual property from the KAR Industrial Inc. (“KAR”), ApTex, Inc. (“ApTex”), Premier Tool Grinding, Inc. (“Premier”), and SMRT acquisitions. During the fiscal year ended August 31, 2024, the Company removed the gross carrying amount and accumulated amortization for $68,160 of customer relationship intangible assets, which were fully amortized. Furthermore, $208 of indefinite lived intangible assets were reclassified to definite lived intangible assets during fiscal year 2024.
The Company’s amortizable intangible assets are amortized on a straight-line basis, including customer relationships, based on an approximation of customer attrition patterns and best estimates of the use pattern of the asset. Amortization expense of the Company’s intangible assets was $16,269, $15,686 and $14,917 during fiscal years 2025, 2024 and 2023, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2026	$15,622
2027	15,472
2028	12,869
2029	9,918
2030	9,619
Impairment of Long-Lived Assets
The Company periodically evaluates the net realizable value of long-lived assets, including definite-lived intangible assets, operating lease right-of-use assets, capitalized CCA costs and property and equipment, relying on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. Impairment is assessed by evaluating the estimated undiscounted cash flows over the asset’s remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized.
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
Vendor Consideration
The Company receives volume rebates from certain vendors based on contractual arrangements with such vendors. Rebates received from these vendors are recognized as a reduction to Cost of goods sold in the Consolidated Statements of Income when the inventory is sold. In addition, the Company records cash consideration received for advertising costs incurred to sell the vendor’s products as a reduction of the Company’s advertising costs and such consideration is reflected in Operating expenses in the Consolidated Statements of Income. The total amount of advertising costs, net of co-operative advertising income from vendor-sponsored programs, included in Operating expenses in the Consolidated Statements of Income was approximately $16,257, $12,167 and $9,124 during fiscal years 2025, 2024 and 2023, respectively.
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
Shipping and Handling Costs
The Company includes shipping and handling fees billed to customers in Net sales and shipping and handling costs associated with outbound freight in Operating expenses in the Consolidated Statements of Income. The shipping and handling costs in Operating expenses were approximately $150,501, $148,523 and $156,844 during fiscal years 2025, 2024 and 2023, respectively.
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
The Inflation Reduction Act of 2022, enacted in August 2022, imposed a 1% non-deductible excise tax on net repurchases of shares by domestic corporations whose stock is traded on an established securities market. Consequently, this excise tax is applicable to shares of stock repurchased pursuant to the Company’s Share Repurchase Plan (as defined below) beginning in January 2023 and represents a cost of the repurchases of the Class A Common Stock. See Note 12, “Shareholders’ Equity” for further discussion.
Fair Value of Financial Instruments
The carrying values of the Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued liabilities, approximate fair value because of the short maturity of these instruments. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s lease obligations also approximate fair value. The fair values of the Company’s long-term debt, including current maturities, are estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. Under this method, the Company’s fair values of any long-term obligations were not significantly different than the carrying values at August 30, 2025 and August 31, 2024.
Foreign Currency
The local currency is the functional currency for substantially all of MSC’s operations outside the United States. Assets and liabilities of these operations are translated to U.S. dollars at the exchange rate in effect at the end of each period. Income statement accounts are translated at the average exchange rate prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income within shareholders’ equity. Gains and losses from foreign currency transactions are included in net income for the period.
Income Taxes
The Company has established deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled pursuant to the provisions of ASC Topic 740, “Income Taxes,” which prescribes a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amounts of unrecognized tax benefits, exclusive of interest and penalties that would affect the effective tax rate, were $2,476 and $3,789 as of August 30, 2025 and August 31, 2024, respectively.
Comprehensive Income
Comprehensive income consists of consolidated net income and foreign currency translation adjustments. Foreign currency translation adjustments included in comprehensive income were not tax-affected as investments in international affiliates are deemed to be permanent.

Geographic Regions
The Company’s sales and assets are predominantly generated from North American locations. For fiscal year 2025, the Company’s operations in North America represented approximately 99% of consolidated net sales, with 95% of the total being from the Company’s operations in the United States. The remaining 1% of consolidated net sales is from the Company’s operations in other foreign countries.
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
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires entities, including those with a single reporting segment, to disclose significant segment expenses that are regularly provided to the chief operating decision maker, among other provisions. The ASU is effective for fiscal year periods beginning after December 15, 2023 (MSC’s fiscal year 2025) and interim periods within fiscal years beginning after December 15, 2024 (MSC’s first quarter of fiscal year 2026), with early adoption permitted. The Company adopted this guidance effective for the fiscal year ended August 30, 2025. The adoption of ASU 2023-07 resulted in changes to the Company’s disclosures, including comparative information for all years presented, but had no impact on the Company’s Consolidated Financial Statements. See Note 16, “Segment Reporting” for additional information on segments.

2. REVENUE
Revenue Recognition
Net sales include product revenue and shipping and handling charges, net of estimated sales returns and any related sales incentives. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract, which is determined to occur when the customer obtains control of the products, and invoicing occurs at approximately the same point in time. The Company’s product sales have standard payment terms that do not exceed one year. The Company considers shipping and handling as activities to fulfill its performance obligation. Substantially all of the Company’s contracts have a single performance obligation, to deliver products, and are short-term in nature. The Company estimates product returns based on historical return rates. Total accrued sales returns were $7,089 and $8,120 as of August 30, 2025 and August 31, 2024, respectively, and are reported as Accrued expenses and other current liabilities in the Consolidated Balance Sheets. Sales taxes and value-added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.
Consideration Payable to Customers
The Company offers customers sales incentives, which primarily consist of volume rebates, and upfront sign-on payments. These volume rebates and sign-on payments are not in exchange for a distinct good or service and result in a reduction of net sales from the goods transferred to the customer at the later of when the related revenue is recognized or when the Company promises to pay the consideration. The Company estimates its volume rebate accruals and records its sign-on payments based on various factors, including contract terms, historical experience and performance levels. Total accrued sales incentives, primarily related to volume rebates, were $22,948 and $23,386 as of August 30, 2025 and August 31, 2024, respectively, and are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. Sign-on payments, not yet recognized as a reduction of net sales, are recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets and were $6,723 and $7,493 as of August 30, 2025 and August 31, 2024, respectively.
Contract Assets and Liabilities
The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company records a contract liability when customers prepay but the Company has not yet satisfied its performance obligations. The Company did not have material contract assets or liabilities as of August 30, 2025 and August 31, 2024.
Disaggregation of Revenue
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

The following table presents the Company’s percentage of revenue by customer end-market for fiscal years 2025, 2024, and 2023:

	For the Fiscal Years Ended (2)
	August 30, 2025	August 31, 2024	September 2, 2023
	(52 weeks)	(52 weeks)	(52 weeks)
Manufacturing Heavy	58%	58%	58%
Manufacturing Light	9%	9%	10%
Public Sector	10%	9%	10%
Retail/Wholesale	7%	7%	7%
Commercial Services	4%	4%	4%
Other (1)	12%	13%	11%
Total	100%	100%	100%
(1)The Other category primarily makes up specific industry classifications that do not individually exceed 3% of net sales.
(2)Includes changes in customer end-market classifications as a result of the transition from the Standard Industrial Classification (SIC) system to the North American Industry Classification System (NAICS) in the first quarter of fiscal year 2025.
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

The following table presents the Company’s percentage of revenue by customer type for fiscal years 2025, 2024, and 2023:

	For the Fiscal Years Ended (1)
	August 30, 2025	August 31, 2024	September 2, 2023
	(52 weeks)	(52 weeks)	(52 weeks)
National Account Customers	36%	37%	35%
Public Sector Customers	10%	9%	10%
Core and Other Customers	54%	54%	55%
Total	100%	100%	100%

(1) Includes reclassifications of certain customers, primarily between national account customers and core and other customers.
The Company’s revenue originating from the following geographic areas was as follows for fiscal years 2025, 2024, and 2023:

	For the Fiscal Years Ended
	August 30, 2025	August 31, 2024	September 2, 2023
	(52 weeks)	(52 weeks)	(52 weeks)
United States	95%	95%	95%
Mexico	2%	2%	2%
Canada	2%	2%	2%
North America	99%	99%	99%
Other foreign countries	1%	1%	1%
Total	100%	100%	100%

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
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and outstanding indebtedness. Cash and cash equivalents include investments in a money market fund which are reported at fair value. The fair value of money market funds is determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs within the fair value hierarchy. The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company’s debt instruments are classified as Level 2 within the fair value hierarchy. The reported carrying amounts of the Company’s financial instruments approximated their fair values as of August 30, 2025 and August 31, 2024.
During fiscal years 2025 and 2024, the Company had no material remeasurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.
4. NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted-average number of shares of the Class A Common Stock, and the Company’s Class B Common Stock, par value $0.001 per share (“Class B Common Stock” and, together with Class A Common Stock, “Common Stock”), outstanding during the period. In the first quarter of fiscal year 2024, all Class B Common Stock was reclassified, exchanged and converted into Class A Common Stock in connection with the Reclassification (as defined below). See Note 12, “Shareholders’ Equity” for additional information. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of Common Stock outstanding during the period, including potentially dilutive shares of Common Stock equivalents outstanding during the period. The dilutive effect of potential shares of Common Stock is determined using the treasury stock method. The following table sets forth the computation of basic and diluted net income per common share under the treasury stock method for fiscal years 2025, 2024 and 2023:

	For the Fiscal Years Ended
	August 30, 2025	August 31, 2024	September 2, 2023
	(52 weeks)	(52 weeks)	(52 weeks)

Numerator:
Net income attributable to MSC Industrial, as reported	$199,328	$258,594	$343,233

Denominator:
Weighted-average shares outstanding for basic net income per share	55,781	56,257	55,918
Effect of dilutive securities	113	184	292
Weighted-average shares outstanding for diluted net income per share	55,894	56,441	56,210
Net income per share:
Basic	$3.57	$4.60	$6.14
Diluted	$3.57	$4.58	$6.11

Potentially dilutive securities	128	37	—
Potentially dilutive securities attributable to outstanding share-based awards are excluded from the calculation of diluted net income per share when the combined exercise price and average unamortized fair value are greater than the average market price of Class A Common Stock, and, therefore, their inclusion would be anti-dilutive.
5. ACCOUNTS RECEIVABLE
Accounts receivables at August 30, 2025 and August 31, 2024 consisted of the following:

	August 30, 2025	August 31, 2024
Accounts receivable	$445,671	$434,490
Less: Allowance for credit losses	22,365	22,368
Accounts receivable, net	$423,306	$412,122

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

The Company continues to be involved with the receivables sold to the Purchasers by providing collection services. As cash is collected on sold receivables, the Receivables Subsidiary continuously sells new qualifying receivables to the Purchasers so that the total principal amount outstanding of receivables sold is approximately $300,000. Receivables sold and collected under the RPA during the fiscal years ended August 30, 2025 and August 31, 2024 were $1,259,391 and $1,272,320, respectively. The total principal amount outstanding of receivables sold was approximately $300,000 as of August 30, 2025 and August 31, 2024. The amount of receivables pledged as collateral as of August 30, 2025 and August 31, 2024 was $359,465 and $349,743, respectively.

The receivables sold incurred fees due to the Purchasers of $15,767, $18,438 and $12,175 for the fiscal years ended August 30, 2025, August 31, 2024 and September 2, 2023, which were recorded within Other (expense) income, net in the Consolidated Statements of Income. The financial covenants under the RPA are substantially the same as those under the Credit Facilities and the Private Placement Debt (each, as defined below). See Note 10, “Debt” for more information about these financial covenants.

6. ACQUISITIONS
Contingent Consideration Paid
In January 2023, the Company acquired certain assets and assumed certain liabilities of Buckeye Industrial Supply Co. (“Buckeye”), an Ohio-based metalworking distributor, and Tru-Edge Grinding, Inc. (“Tru-Edge”), an Ohio-based custom tool manufacturer. During the third quarter of fiscal year 2025, the Company paid cash of $3,500 related to the contingent consideration associated with the acquisition of Buckeye and Tru-Edge, which is reflected in Contingent consideration paid in cash used in financing activities on the Consolidated Statements of Cash Flows. This payment was fully accrued in Accrued expenses and other current liabilities on the Consolidated Balance Sheet as of the date of payment.
Purchase of Noncontrolling Interest
Subsequent to the end of fiscal year 2025, the Company acquired the remaining interest of Wm. F. Hurst Co., LLC for $8,195, increasing the Company's ownership from 80% to 100%. As of the acquisition date, the balance of the noncontrolling interest was $6,048. The difference between acquisition price and the balance of the noncontrolling interest was recognized as an adjustment to additional paid-in capital of $2,147.
7. PROPERTY, PLANT AND EQUIPMENT
The following is a summary of property, plant and equipment and the estimated useful lives used in the computation of depreciation and amortization:

	Number of Years	August 30, 2025	August 31, 2024
Land	—	$19,927	$24,030
Buildings and building improvements	3 - 40	144,126	167,889
Leasehold improvements	The lesser of lease term or 10	7,986	7,520
Furniture, fixtures and equipment	3 - 20	194,078	210,615
Computer systems, equipment and software	3 - 10	702,742	636,227
		1,068,859	1,046,281
Less: Accumulated depreciation and amortization		722,153	686,026
Total		$346,706	$360,255
Depreciation expense was $72,119, $64,836 and $59,814 for fiscal years 2025, 2024 and 2023, respectively.
Disposal of Columbus CFC
During the second quarter of fiscal year 2025, the Company entered into a Purchase and Sale Agreement to sell its 468,000 square foot customer fulfillment center in Columbus, Ohio (the “Columbus CFC”). During the third quarter of fiscal year 2025, the Company disposed of the Columbus CFC for a sales price of $32,000. As of the date of sale, the related assets had a carrying value of approximately $31,758, which was comprised of approximately $20,663 of building and building improvements, $4,097 of land and $6,998 of furniture, fixtures and equipment, which was included in Property, plant and equipment, net in the Consolidated Balance Sheet as of such date. The sale resulted in a loss on sale of property of $1,167 after the settlement of certain closing costs and fees, which is included in Operating expenses on the Consolidated Statement of Income for the fiscal year ended August 30, 2025.

8. INCOME TAXES
The components of income before provision for income taxes were as follows:

	For the Fiscal Years Ended
	August 30, 2025	August 31, 2024	September 2, 2023
Domestic	$271,007	$355,738	$453,563
Foreign	(7,429)	(12,989)	2,593
Total	$263,578	$342,749	$456,156
The provision for income taxes is comprised of the following:

	For the Fiscal Years Ended
	August 30, 2025	August 31, 2024	September 2, 2023
Current:
Federal	$51,295	$57,780	$81,187
State and local	13,507	17,644	21,121
Foreign	2,254	1,329	1,635
	67,056	76,753	103,943
Deferred:
Federal	(2,893)	6,909	8,164
State and local	683	851	1,683
Foreign	896	2,279	(741)
	(1,314)	10,039	9,106
Total	$65,742	$86,792	$113,049

Significant components of deferred tax assets and liabilities are as follows:

	August 30, 2025	August 31, 2024
Deferred tax liabilities:
Depreciation	$(29,035)	$(38,391)
Right-of-use assets	(13,057)	(12,740)
Goodwill	(135,960)	(123,677)
Intangible asset amortization	(4,769)	(2,153)
	(182,821)	(176,961)
Deferred tax assets:
Accounts receivable	5,189	4,930
Lease liability	13,291	13,461
Inventories	9,637	8,769
Self-insurance liability	1,814	2,026
Deferred compensation	800	171
Stock-based compensation	3,527	4,847
Other accrued expenses/reserves	17,519	10,269
Foreign net operating loss carryforwards	9,080	5,545
Foreign tax credit	2,034	2,034
Less: Valuation allowance	(13,979)	(10,314)
	48,912	41,738
Net Deferred Tax Liabilities	$(133,909)	$(135,223)
Reconciliation of the U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	For the Fiscal Years Ended
	August 30, 2025	August 31, 2024	September 2, 2023
U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.2	4.6	4.3
U.S. federal tax credits	(1.3)	(1.6)	—
Valuation allowance	1.4	2.7	—
Other, net	(0.4)	(1.4)	(0.5)
Effective income tax rate	24.9%	25.3%	24.8%
The aggregate changes in the balance of gross unrecognized tax benefits during fiscal years 2025 and 2024 were as follows:

	August 30, 2025	August 31, 2024
Beginning Balance	$5,768	$7,768
Additions for tax positions relating to current year	62	210
Additions for tax positions relating to prior years	67	—
Reductions for tax positions relating to prior years	(648)	—
Lapse of statute of limitations	(1,546)	(2,210)
Ending Balance	$3,703	$5,768
Included in the balance of gross unrecognized tax benefits at August 30, 2025 is $1,017 related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next 12 months. This amount represents a potential decrease in gross unrecognized tax benefits comprised primarily of items related to expiring statutes of limitations in state and foreign jurisdictions.
The Company recognizes interest expense and penalties in the provision for income taxes. The provision for income taxes for fiscal years 2025, 2024 and 2023 included interest and penalties of $79, $4 and $153, respectively. The Company had accrued $919 and $1,431 for interest and penalties as of August 30, 2025 and August 31, 2024, respectively.

During fiscal year 2023, the Company received funds related to Employee Retention Credit (“ERC”) claims previously submitted. As there is no authoritative guidance under accounting principles generally accepted in the United States of America on accounting for government assistance to for-profit business entities, the Company accounts for the ERC by analogy to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance. Of the funds received in fiscal year 2023, the Company recorded $6,566 to Other income (expense) in the Consolidated Statement of Income for the fiscal year ended September 2, 2023, as the probability threshold had been met for these funds. As of August 30, 2025, the Company determined the probability threshold had not been met for $5,129 of the funds received in fiscal year 2023, and, as such, that portion of the funds remained in Accrued expenses and other current liabilities in the Consolidated Balance Sheet as of such date. This amount will be recognized in the Consolidated Statement of Income when the probability threshold has been met, which the Company has determined to be the earlier of a completed audit or the lapse of the relevant statute of limitations.
The Company is routinely examined by federal and state tax authorities. The Company is subject to examination by the Internal Revenue Service from fiscal year 2022 to present. With limited exceptions, the Company is no longer subject to state income tax examinations prior to fiscal year 2022. The Company is also subject to examinations in various foreign jurisdictions. The statute of limitations varies by jurisdiction.
On July 4, 2025, the One Big Beautiful Bill Act (OBBA) was passed in the United States, which contained a broad range of tax reform. This tax legislation included changes and restructuring of tax policies that could impact rates, deductions, credits, and other tax related provisions. The Company did not experience a material impact to its tax rates, expense or obligations from the legislation during fiscal year 2025. The Company continues to evaluate the impact of these legislative changes on its consolidated financial statements.
As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, the Company establishes a valuation allowance. During the fiscal year ended August 30, 2025, the Company’s valuation allowance increased by approximately $3,665. The Company has income tax net operating loss carryforwards related to its international operations of approximately $32,377, of which $11,888 has an indefinite carryforward period and $20,139 expires in 2034 and $350 expires in 2044.

For the fiscal year ended August 30, 2025, the Company reinvested $5,133 of undistributed earnings of its foreign subsidiaries and may be subject to additional foreign withholding taxes and U.S. state income taxes if it reverses its indefinite reinvestment assertion on these foreign earnings in the future. All other outside basis differences not related to earnings were impractical to account for at this period of time and are currently considered as being permanent in duration.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	August 30, 2025	August 31, 2024 (1)
Accrued payroll and fringe	$36,749	$34,199
Accrued bonus	27,152	9,361
Accrued sales, property and income taxes	16,400	11,909
Accrued sales rebates and returns	30,037	31,506
Accrued restructuring and other costs	3,692	1,236
Accrued dividend equivalents	3,095	3,880
Accrued freight	9,559	5,916
Accrued ERC claims	5,129	5,129
Accrued CCA costs	—	5,552
Accrued advertising	5,819	3,727
Accrued professional fees	2,423	3,625
Accrued consideration related to acquisitions	3,656	7,103
Accrued other	21,381	24,499
Total accrued expenses and other current liabilities	$165,092	$147,642
(1)Includes reclassifications from Accrued other for the fiscal year ended August 31, 2024 to conform with the current year presentation.
10. DEBT
Debt at August 30, 2025 and August 31, 2024 consisted of the following:

	August 30, 2025		August 31, 2024
Amended Revolving Credit Facility	$65,000		$74,000
Uncommitted Credit Facilities	217,000		209,500
Long-Term Note Payable	4,750		4,750
Private Placement Debt:
2.90% Senior Notes, Series B, due July 28, 2026	100,000		100,000
3.79% Senior Notes, due June 11, 2025	—		20,000
2.60% Senior Notes, due March 5, 2027	50,000		50,000
5.73% Senior Notes, due April 18, 2027	50,000		50,000
Financing arrangements	38		640
Less: Unamortized debt issuance costs	(1,539)		(780)
Total debt, excluding obligations under finance leases	485,249		508,110
Less: Current portion, excluding obligations under finance leases	(316,668)	(1)	(229,712)	(2)
Total long-term debt, excluding obligations under finance leases	$168,581		$278,398
(1)Consists of $217,000 from the Uncommitted Credit Facilities (as defined below), $100,000 from the 2.90% Senior Notes, Series B, due July 28, 2026, $17 from financing arrangements and net of unamortized debt issuance costs of $349 expected to be amortized in the next 12 months.
(2)Consists of $209,500 from the Uncommitted Credit Facilities (as defined below), $20,000 from the 3.79% Senior Notes, due June 11, 2025, $595 from financing arrangements and net of unamortized debt issuance costs of $383 expected to be amortized in the next 12 months.
Amended Revolving Credit Facility
In April 2017, the Company entered into a $600,000 revolving credit facility, which was subsequently amended in August 2021, May 2023 and July 2025 (as amended, the “Amended Revolving Credit Facility”). The Amended Revolving Credit Facility, which matures on July 16, 2030, provides for a five-year unsecured revolving loan facility on a committed basis. The interest rate for borrowings under the Amended Revolving Credit Facility is based on either the Adjusted Term

SOFR Rate (as defined in the Amended Revolving Credit Facility) or a base rate, plus a spread based on the Company’s consolidated net leverage ratio at the end of each fiscal reporting quarter. The Company currently elects to have loans under the Amended Revolving Credit Facility bear interest based on the Adjusted Term SOFR Rate with one-month interest periods.
The Amended Revolving Credit Facility permits up to $50,000 to be used to fund letters of credit. The Amended Revolving Credit Facility also permits the Company to initiate one or more incremental term loan facilities and/or to increase the revolving loan commitments in an aggregate amount not to exceed $300,000. Subject to certain limitations, each such incremental term loan facility or revolving loan commitment increase will be on terms as agreed to by the Company, the administrative agent and the lenders providing such financing. Outstanding letters of credit were $6,304 as of August 30, 2025 and August 31, 2024, respectively.
Uncommitted Credit Facilities
During fiscal year 2025, the Company either extended or amended its three uncommitted credit facilities. These facilities (collectively, the “Uncommitted Credit Facilities” and, together with the Amended Revolving Credit Facility, the “Credit Facilities”) total $230,000 in aggregate maximum uncommitted availability, under which $217,000 and $209,500 were outstanding at August 30, 2025 and August 31, 2024, respectively, and are included in Current portion of debt including obligations under finance leases in the Consolidated Balance Sheets. The interest rate on the Uncommitted Credit Facilities is based on the Secured Overnight Financing Rate. Borrowings under the Uncommitted Credit Facilities are due at the end of the applicable interest period, which is typically one month but may be up to six months and may be rolled over to a new interest period at the option of the applicable lender. The Company’s lenders have, in the past, been willing to roll over the principal amount outstanding under the Uncommitted Credit Facilities at the end of each interest period but are not obligated to do so. Each Uncommitted Credit Facility matures within one year of entering into such Uncommitted Credit Facility and contains customary events of default, including a cross-default provision with respect to the Amended Revolving Credit Facility. All of the Uncommitted Credit Facilities are unsecured and rank equally in right of payment with the Company’s other unsecured indebtedness.
During fiscal year 2025, the Company borrowed an aggregate $253,498 and repaid an aggregate $254,998 under the Credit Facilities. As of August 30, 2025 and August 31, 2024, the weighted-average interest rates on borrowings under the Credit Facilities were 5.19% and 6.24%, respectively.
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
During fiscal year 2025, the Company paid $20,000 to satisfy its obligation on the 3.79% Senior Notes, due June 11, 2025, which was funded with existing cash resources.
Covenants
Each of the Credit Facilities and the Private Placement Debt imposes several restrictive covenants, including the requirement that the Company maintain (i) in the case of the Private Placement Debt, a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, amortization and stock-based compensation) of no more than 3.00 to 1.00, (or, at the election of the Company after it consummates a material acquisition, a four-quarter temporary increase to 3.50 to 1.00), (ii.) in the case of the Amended Revolving Credit Facility, a maximum consolidated net leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, amortization and stock-based compensation) of no more than 3.50 to 1.00 (or, at the election of the Company after it consummates a material acquisition, a four-quarter temporary increase to 4.00 to 1.00) and (iii) in the case of both the Private Placement Debt and the Amended Revolving Credit Facility, a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00. As of August 30, 2025, the Company was in compliance with the operating and financial covenants of the Credit Facilities and the Private Placement Debt.

Maturities of Long-Term Debt

Fiscal Year	Maturities of Long-Term Debt
2026	$100,000
2027	100,000
2028	—
2029	—
2030	65,000
Thereafter	4,750
Total	$269,750
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
The Company does not guarantee any residual value in its lease agreements, there are no material restrictions or covenants imposed by lease arrangements, and there are no lease transactions with related parties. Real estate leases typically include one or more options to extend the lease. The Company regularly evaluates the renewal options, and when it is reasonably certain of exercise, the Company includes the renewal period in its lease term. The automobile leases contain variable lease payments based on inception and subsequent interest rate fluctuations. When readily determinable, the Company uses the interest rate implicit in its leases to discount lease payments. For leases that do not have a readily determinable implicit rate, the Company utilizes the incremental borrowing rate. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The rate for each lease was determined using primarily the Company’s credit spread, the lease term and currency.
The components of lease cost for fiscal years 2025, 2024 and 2023 were as follows:

	For the Fiscal Years Ended
	August 30, 2025	August 31, 2024	September 2, 2023
Operating lease cost	$26,451	$25,807	$22,935
Variable lease cost (benefit)	162	(67)	339
Short-term lease cost	4,198	3,871	3,236
Finance lease cost:
Amortization of leased assets	224	286	957
Interest on leased liabilities	36	25	18
Total Lease Cost	$31,071	$29,922	$27,485

Supplemental balance sheet information relating to operating and finance leases is as follows:

	Classification	August 30, 2025	August 31, 2024
Assets
Operating lease assets	Operating lease assets	$52,464	$58,649
Finance lease assets (1)	Property, plant and equipment, net	429	643
Total leased assets		$52,893	$59,292
Liabilities
Current
Operating	Current portion of operating lease liabilities	$22,236	$21,941
Finance	Current portion of debt including obligations under finance leases	200	199
Noncurrent
Operating	Noncurrent operating lease liabilities	30,872	37,468
Finance	Long-term debt including obligations under finance leases	250	455
Total lease liabilities		$53,558	$60,063
(1)Finance lease assets are net of accumulated amortization of $392 and $298 as of August 30, 2025 and August 31, 2024, respectively.

	August 30, 2025	August 31, 2024
Weighted-average remaining lease term (in years)
Operating Leases	2.9	3.4
Finance Leases	2.8	3.5
Weighted-average discount rate
Operating Leases	5.1%	5.0%
Finance Leases	6.3%	6.2%
The following table sets forth supplemental cash flow information related to operating and finance leases:

	For the Fiscal Years Ended
	August 30, 2025	August 31, 2024
Operating Cash Outflows from Operating Leases	$26,328	$25,556
Operating Cash Outflows from Finance Leases	34	20
Financing Cash Outflows from Finance Leases	237	273
Leased assets obtained in exchange for new lease liabilities:
Operating Leases	$17,303	$16,393
Finance Leases	—	454

As of August 30, 2025, future lease payments were as follows:

Fiscal Year (1)	Operating Leases	Finance Leases	Total
2026	$24,555	$222	$24,777
2027	17,690	111	17,801
2028	8,147	111	8,258
2029	3,253	47	3,300
2030	2,205	—	2,205
Thereafter	1,330	—	1,330
Total Lease Payments	57,180	491	57,671
Less: Imputed Interest	4,072	41	4,113
Present Value of Lease Liabilities (2)	$53,108	$450	$53,558
(1)Future lease payments by fiscal year are based on contractual lease obligations.
(2)Includes the current portion of $22,236 for operating leases and $200 for finance leases.
As of August 30, 2025, the Company’s future lease obligations which had not yet commenced were immaterial. The Company has various arrangements for certain property it owns under which it is the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is immaterial.
12. SHAREHOLDERS’ EQUITY
Common Stock Repurchases and Treasury Stock
In June 2021, the Board of Directors of the Company (the “Board”) terminated the existing share repurchase plan and authorized a new share repurchase (the “Share Repurchase Plan”) to purchase up to 5,000 shares of Class A Common Stock. There is no expiration date for the Share Repurchase Plan. As of August 30, 2025, the maximum number of shares of Class A Common Stock that may be repurchased under the Share Repurchase Plan was 1,413 shares. The Share Repurchase Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.
During fiscal years 2025 and 2024, the Company repurchased 496 shares and 1,991 shares, respectively, of Class A Common Stock for $39,317 and $187,695, respectively. In fiscal years 2025 and 2024, from these totals, 417 shares and 1,893 shares, respectively, were immediately retired and 79 shares and 98 shares, respectively, were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its stock-based compensation program and are reflected at cost as treasury stock in the Consolidated Financial Statements for fiscal years 2025 and 2024. As of August 30, 2025 and August 31, 2024, the Company also recorded an accrual for excise tax on share repurchases of $71 and $1,523, respectively, which was recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.
Shares of Class A Common Stock purchased to satisfy the Company’s associates’ tax withholding liability associated with its stock-based compensation program did not reduce the number of shares that may be repurchased under the Share Repurchase Plan. The Company reissued 59 shares and 53 shares of Class A treasury stock during fiscal years 2025 and 2024, respectively, to fund the Associate Stock Purchase Plan (as defined below) (see Note 13, “Associate Benefit Plans”).
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

Prior to the Reclassification, the Company had an additional class of common stock outstanding: Class B Common Stock. Class B Common Stock shares were convertible into shares of Class A Common Stock on a one-to-one basis at any time at the option of the holder, and all shares of Class B Common Stock would convert into shares of Class A

Common Stock on a one-to-one basis upon the sale of transfer of such shares of Class B Common Stock to any person who is not a member of the Jacobson or Gershwind families or any trust not established principally for members of the Jacobson or Gershwind families or to any person who is not an executor, administrator or personal representative of an estate of a member of the Jacobson or Gershwind families. Each holder of Class B Common Stock was entitled to 10 votes per share.
Preferred Stock
The Company has authorized 5,000 shares of preferred stock. The Board has the authority to issue the shares of preferred stock. Shares of preferred stock may have priority over Class A Common Stock with respect to dividend or liquidation rights, or both. As of August 30, 2025, there were no shares of preferred stock issued or outstanding.
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
On October 7, 2025, the Board declared a regular cash dividend of $0.87 per share, payable on November 26, 2025, to shareholders of record at the close of business on November 12, 2025. The dividend is expected to result in aggregate payments of $48,537, based on the number of shares outstanding at October 2, 2025.
Reclassification
In the first quarter of fiscal year 2024, the Company completed its reclassification of its common stock to eliminate Class B Common Stock (the “Reclassification”), effective at the time that the Company’s Restated Certificate of Incorporation was duly filed with the Secretary of State of the State of New York (the “Effective Time”), as contemplated by that certain Reclassification Agreement, dated as of June 20, 2023, with Mitchell Jacobson, Erik Gershwind, other members of the Jacobson / Gershwind family and certain entities affiliated with the Jacobson / Gershwind family. Pursuant to the Reclassification, each share of Class B Common Stock issued and outstanding immediately prior to the Effective Time was reclassified, exchanged and converted into 1.225 shares of Class A Common Stock. The issuance of Class A Common Stock in connection with the Reclassification was registered under the Securities Act of 1933, as amended, pursuant to the Company’s Registration Statement on Form S‐4 (File No. 333-273418).
13. ASSOCIATE BENEFIT PLANS
The Company accounts for all stock-based payments in accordance with ASC Topic 718, “Compensation—Stock Compensation,” as amended. Stock-based compensation expense included in Operating expenses in the Consolidated Statements of Income for fiscal years 2025, 2024 and 2023 was as follows:

	For the Fiscal Years Ended
	August 30, 2025	August 31, 2024	September 2, 2023
Stock-based compensation expense (1)	$12,551	$18,848	$18,639
Deferred income tax benefit	(3,130)	(4,773)	(4,619)
Stock-based compensation expense, net	$9,421	$14,075	$14,020
(1)Includes equity award acceleration costs associated with associate severance and separation, which are included in Restructuring and other costs in the Consolidated Statements of Income for fiscal years 2025, 2024 and 2023. See Note 14, “Restructuring and Other Costs” for additional information.
2023 Omnibus Incentive Plan
At the Company’s annual meeting of shareholders held on January 25, 2023, the shareholders approved the MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan (the “2023 Omnibus Incentive Plan”). The 2023 Omnibus Incentive Plan replaced the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (the “Prior Plan”) and, beginning January 25, 2023, all awards are granted under the 2023 Omnibus Incentive Plan. Awards under the 2023 Omnibus Incentive Plan may be made in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, other share-based awards, and performance cash, performance shares or performance units. All outstanding awards under the Prior Plan will continue to be governed by the terms of the Prior Plan. Upon approval of the 2023 Omnibus Incentive Plan, the maximum aggregate number of shares of Class A Common Stock authorized to be issued under the 2023 Omnibus Incentive Plan was 2,186 shares, of which 1,817 authorized shares of Class A Common Stock were remaining as of August 30, 2025.
Restricted Stock Units and Performance Share Units
The Company grants restricted stock units (“RSUs”) and performance share units (“PSUs”) as part of its long-term stock-based compensation program. RSUs vest over four years or five years, depending on the position of the associate, and PSUs cliff vest after a three-year performance period based on the achievement of specific performance goals as set forth in the applicable award agreement. Based on the extent to which the performance goals are achieved, vested shares may range from 0% to 200% of the target award amount. If the performance conditions are not met or are not expected to be met, recognized compensation expense associated with the grant will be reversed.
The following table summarizes the Company’s non-vested RSU and PSU award activity under the 2023 Omnibus Incentive Plan and the Prior Plan (based on target award amounts for PSUs) for fiscal year 2025:

	Restricted Stock Units		Performance Share Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested at the beginning of the year	431	$88.29	123	$88.31
Granted	237	80.72	52	80.52
Vested	(165)	85.04	(38)	84.96
Canceled/Forfeited	(54)	86.82	(25)	86.41
Non-vested at the end of the year (1)	449	$85.68	112	$86.28
(1)Excludes approximately 34 and 2 shares of accrued incremental dividend equivalent rights on outstanding RSUs and PSUs, respectively, granted under the 2023 Omnibus Incentive Plan and the Prior Plan.
The fair value of each RSU and PSU is the closing stock price on the New York Stock Exchange of Class A Common Stock on the date of grant. RSUs are expensed over the vesting period of each respective grant and PSUs are expensed over the three-year performance period of each respective grant. Forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimated forfeitures. The Company uses historical data to estimate pre-vesting RSU and PSU forfeitures and records stock-based compensation expense only for RSU and PSU awards that are expected to vest. Upon vesting, and, in the case of the PSUs, subject to the achievement of specific performance goals, a portion of the RSU and PSU awards may be withheld to satisfy the statutory income tax withholding obligation, and the remaining RSUs and PSUs will be settled in shares of Class A Common Stock. These awards accrue dividend equivalents on the underlying RSUs and PSUs (in the form of additional stock units) based on dividends declared on Class A Common Stock, and these dividend equivalents are paid to the award recipient in the form of unrestricted shares of Class A Common Stock on the vesting dates of the underlying RSUs and PSUs, subject, in the case of the dividend equivalents on the underlying PSUs, to the same performance vesting requirements. The unrecognized stock-based compensation cost related to the RSUs and PSUs at August 30, 2025 were $26,053 and $2,631, respectively, which are expected to be recognized over a weighted-average period of 2.6 and 1.2 years, respectively.
Stock Options
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
During fiscal year 2025, there were 98 stock option awards exercised at a weighted-average price of $83.21. As of August 30, 2025, there were approximately 1 (thousand) stock option awards outstanding and exercisable, with an exercise price of $83.21, a remaining contractual life of 0.1 years and an aggregate intrinsic value of $8.
The aggregate intrinsic value of options exercised, which represents the difference between the exercise price and the market value of Class A Common Stock measured at each individual exercise date, during fiscal years 2025, 2024 and

2023 was $623, $1,912 and $4,393, respectively. There were no unrecognized stock‑based compensation costs related to stock options at August 30, 2025.
Associate Stock Purchase Plan
The Company has established the MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan (the “Associate Stock Purchase Plan”), the terms of which qualified plan allow for eligible associates (as defined in the Associate Stock Purchase Plan) to participate in the purchase of up to a maximum of five shares of Class A Common Stock at a price equal to 90% of the closing price at the end of each stock purchase period. On January 27, 2021, the shareholders of the Company approved an increase in the authorized but unissued shares of Class A Common Stock reserved for sale under the Associate Stock Purchase Plan from 1,500 shares to 1,850 shares. As of August 30, 2025, approximately 123 shares remained reserved for issuance under the Associate Stock Purchase Plan. During fiscal years 2025 and 2024, associates purchased approximately 59 shares and 53 shares, respectively, of Class A Common Stock at an average per share price of $72.53 and $84.15, respectively.
Savings Plan
The Company maintains a defined contribution plan with both a profit sharing feature and a 401(k) feature, which covers all associates who have completed at least one month of service with the Company. For fiscal years 2025, 2024 and 2023, the Company contributed $9,837, $9,727 and $9,481, respectively, to the plan. The Company contributions are discretionary.
14. RESTRUCTURING AND OTHER COSTS
Optimization of Company Operations and Profitability Improvement
The Company continues to identify opportunities for improvements in its workforce realignment, strategy and staffing, and its focus on performance management, to ensure it has the right skill sets and number of associates to execute its long-term vision. As such, the Company extends voluntary and involuntary severance and separation benefits to certain associates in order to facilitate its workforce realignment. During fiscal year 2025, the Company reduced its headcount by eliminating various positions to optimize its cost structure and improve operational efficiency.
As part of the Company’s strategic realignment efforts to optimize its supply chain and distribution network and enhance operational efficiency, the Company engaged consultants beginning in fiscal year 2024 and continuing into fiscal year 2025. In connection with these efforts, in the second half of fiscal year 2024, the Company commenced its plan to sell its Columbus CFC. As such, the Company extended voluntary and involuntary severance and separation benefits to certain associates and incurred consulting-related costs in the same period in order to facilitate its network optimization and workforce realignment that qualify as exit and disposal costs under accounting principles generally accepted in the United States of America. During fiscal year 2025, the Company disposed of the Columbus CFC and, after the settlement of certain closing costs and fees, recorded a loss on sale of property of $1,167, which is included in Operating expenses in the Consolidated Statement of Income.
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
The following table summarizes restructuring and other costs:

	For the Fiscal Years Ended
	August 30, 2025	August 31, 2024	September 2, 2023
Consulting-related costs	$5,258	$7,143	$4,939
Associate severance and separation costs	5,318	6,765	2,594
Equity award acceleration costs associated with severance	423	438	404
Other exit-related costs	—	180	—
Total restructuring and other costs	$10,999	$14,526	$7,937
Liabilities associated with restructuring and other costs are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets and are expected to be paid within the next twelve months. The following table summarizes activity related to liabilities associated with restructuring and other costs:

	Consulting-related costs	Associate severance and separation costs	Other exit-related costs	Total
Balance as of September 2, 2023	$100	$1,037	$—	$1,137
Additions	7,143	6,765	650	14,558
Payments and other adjustments	(6,884)	(7,105)	(470)	(14,459)
Balance as of August 31, 2024	359	697	180	1,236
Additions	5,258	5,318	—	10,576
Payments and other adjustments	(5,322)	(2,618)	(180)	(8,120)
Balance as of August 30, 2025	$295	$3,397	$—	$3,692
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
On March 14, 2025, a complaint was filed in the Supreme Court of the State of New York, County of New York by Macomb County Retiree Health Care Fund (“MCRHC”) against the Company and certain officers, directors and shareholders of the Company (the “Macomb Litigation”). In June 2025, MCRHC filed an amended complaint. The amended complaint alleges, among other things, breaches of fiduciary duties for actions related to the Reclassification and seeks disgorgement, unspecified damages, costs and expenses and such other relief as the court may deem proper. We have incurred, and may be required in future to incur further, legal fees and other expenses related to the Macomb Litigation. At this time, the ultimate cost to resolve this matter is not reasonably estimable, however the Company believes it has substantial defenses to the alleged claims and intends to vigorously defend itself.
16. SEGMENT REPORTING
The Company operates in one operating and reportable segment which aligns with the Company’s go to market strategy as a leading North American distributor of a broad range of industrial products and services. The Company serves a large number of customers in diverse industries through the sale of products and services in categories such as metalworking, MRO, Class C Consumables and OEM. Substantially all of the Company's revenues and long-lived assets are from or in the United States. In accordance with FASB ASU 2023-07, operating segments are sections of the business with separate financial information that is regularly reviewed by the chief operating decision maker ("CODM") in assessing company performance and allocation of resources. The Company's CODM duties are shared by our Chief Executive Officer and President & Chief Operating Officer. The CODM regularly reviews consolidated operating margin and net income to assess Company performance, drive growth, and allocate resources to strategic priorities. The CODM reviews total assets at the consolidated level to make significant capital expenditure decisions for the Company.
The following table presents selected financial information regarding the Company's single reportable segment for fiscal years 2025, 2024, and 2023:

	For the Fiscal Years Ended
	August 30, 2025	August 31, 2024	September 2, 2023
Net sales	$3,769,521	$3,820,951	$4,009,282
Cost of goods sold	2,233,386	2,248,168	2,366,317
Payroll and payroll-related costs	697,672	655,311	646,193
Freight expense	150,501	148,523	156,844
Depreciation and amortization	88,388	80,522	74,731
Restructuring and other costs	10,999	14,526	7,937
Other segment items (1)	287,012	283,514	273,527
Income from operations	301,563	390,387	483,733
Operating Margin	8.0%	10.2%	12.1%
Other Income (Expense)
Interest expense	(24,063)	(25,770)	(22,543)
Interest income	1,130	412	1,034
Other expense, net (2)	(15,052)	(22,280)	(6,068)
Income before provision for income taxes	263,578	342,749	456,156
Provision for income taxes	65,742	86,792	113,049
Net income	$197,836	$255,957	$343,107
(1) Other Segment Items consists primarily of professional fees, software and hardware costs, auto expenses, advertising expenses, stock-based compensation and other selling, general, and administrative expenses
(2) Other expense, net is primarily composed of fees related to the Company's securitization agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of August 30, 2025. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of August 30, 2025, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework).

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of August 30, 2025.

Remediation Efforts to Address Material Weakness

As disclosed in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, we previously identified a material weakness in our internal control over financial reporting relating to deficiencies in the operating effectiveness of our information technology general controls (“ITGCs”) relating to user access for certain information technology systems that support financial reporting processes for revenue and inventory transactions. The deficiencies specifically affected the quality of the data used in execution of our ITGCs, the assessment of the risk of inappropriate activity and the review of user access, which was not performed with the necessary level of precision. As a result, certain of our business process controls related to recording revenue and inventory transactions that are dependent on the affected IT systems or the information from such IT systems were also deemed ineffective as of August 31, 2024.

During the quarter ended August 30, 2025, management, under the oversight of the Audit Committee of our Board of Directors, completed the implementation of enhanced controls and procedures to remediate the material weakness described above. The remediation actions include: (i) a comprehensive review of user access and levels across the affected IT systems, and (ii) implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes for revenue and inventory transactions.

During the quarter ended August 30, 2025, we completed our testing and evaluation of the newly designed and implemented controls and procedures and determined that as of August 30, 2025, the controls and procedures have been in place and have operated effectively for a sufficient period of time for management to conclude the material weakness has been remediated.

Based on substantive procedures completed for the fiscal years ended August 30, 2025 and August 31, 2024, management concluded that the material weaknesses did not result in any material misstatements in our financial statements or disclosures in the current year or in our annual consolidated financial statements in the prior fiscal year in which this material weakness existed. Management further concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.
Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of the Company’s internal control over financial reporting as of August 30, 2025 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control Over Financial Reporting
Other than the actions taken to remediate the previously identified material weakness discussed above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended August 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MSC Industrial Direct Co., Inc.

Opinion on Internal Control Over Financial Reporting

We have audited MSC Industrial Direct Co., Inc.’s internal control over financial reporting as of August 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, MSC Industrial Direct Co., Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 30, 2025 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 30, 2025 and August 31, 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended August 30, 2025, and the related notes and schedule and our report dated October 23, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Jericho, New York
October 23, 2025

ITEM 9B. OTHER INFORMATION.
Insider Trading Arrangements
None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K) during the quarter ended August 30, 2025.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information called for by Item 10 is set forth under the headings “Election of Directors,” “Corporate Governance” and “Information About Our Executive Officers” in the definitive proxy statement for the Company’s 2026 Annual Meeting of Shareholders (the “Proxy Statement”), which is incorporated herein by this reference.
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
The Company has adopted an Insider Trading Policy, which governs the purchase, sale and other disposition of the securities of the Company by the Company’s directors, executive officers and associates. The Company believes the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards applicable to the Company. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Report.
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
As of and for the three fiscal years ended, August 30, 2025.

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

10.4
Amendment No. 3 to Credit Agreement, dated as of July 16, 2025, by and between the Registrant and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 22, 2025).

10.5
Note Purchase and Private Shelf Agreement, dated January 12, 2018, by and between the Registrant and MetLife Investment Advisors, LLC and/or one or more of its affiliates or related funds, as purchasers thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‐K filed on January 17, 2018).

10.6
Note Purchase and Private Shelf Agreement, dated January 12, 2018, by and between the Registrant and PGIM, Inc. and/or one or more of its affiliates or related funds, as purchasers thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 17, 2018).

10.7
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

10.9
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

Exhibit No.	Description
10.13
Form of Performance Share Unit Award Agreement under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2019 filed on January 8, 2020).†

10.14	MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 26, 2023).†
10.15
Form of Restricted Stock Unit Agreement (4-year vesting schedule) under the MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 2, 2023 filed on January 9, 2024).†

10.16	Form of Performance Share Unit Award Agreement for Executives under the MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan.*†
10.17	Form of Performance Share Unit Award Agreement for Executives under the MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan.*†
10.18
Form of Restricted Stock Unit Agreement for Non-Executive Directors under the MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended September 2, 2023 filed on October 25, 2023). †

10.19
Form of Restricted Stock Unit Agreement (5-year vesting schedule) under the MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended August 31, 2024 filed on October 24, 2024).†

10.20
Form of Restricted Stock Unit Agreement (3-year vesting schedule) under the MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended August 31, 2024 filed on October 24, 2024).†

10.21
Form of Restricted Stock Unit Agreement for Board Advisor under the MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended August 31, 2024 filed on October 24, 2024).†

10.22	MSC Executive Severance Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 2, 2023 filed on January 9, 2024). †
10.23
MSC Industrial Direct Co., Inc. Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 1, 2018 filed on October 30, 2018).†

10.24	Relocation Policy (incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on March 30, 2011).†
10.25	Relocation Reimbursement Agreement & Policy Acknowledgment Form (incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K filed on March 30, 2011).†
10.26	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2016).†
10.27
Board Adviser Agreement, effective as of January 29, 2020, between the Registrant and Roger Fradin (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2020 filed on April 8, 2020).

10.28	Martina McIsaac Offer Letter, dated July 1, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 16, 2022).†
10.29	John Reichelt Offer Letter, dated April 2, 2025.*†
10.30	Julie Rockett Offer Letter, dated August 26, 2025.*†
10.31	Jahida Nadi Offer Letter, dated July 15, 2025. *†
10.32
Reclassification Agreement, dated as of June 20, 2023, by and among the Registrant and the shareholders listed therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2023).

10.33
Registration Rights Agreement, dated as of October 4, 2023, by and among the Registrant and the shareholders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2023).

Exhibit No.	Description
10.34
MSC Industrial Direct Co., Inc. Deferred Compensation Plan for Non-Executive Directors and Consultants (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 2, 2023 filed on January 9, 2024). †

19.1
MSC Industrial Direct Co., Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10-K for the year ended September 2, 2023 filed on October 25, 2023).

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
97.1
MSC Industrial Direct Co., Inc. Executive Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K for the year ended September 2, 2023 filed on October 25, 2023).†

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

Dated: October 23, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MITCHELL JACOBSON	Non-Executive Chairman of the Board of Directors	October 23, 2025
Mitchell Jacobson

/s/ ERIK GERSHWIND	Chief Executive Officer and Director	October 23, 2025
Erik Gershwind	(Principal Executive Officer)

/s/ GREG CLARK	Vice President and Interim Chief Financial Officer	October 23, 2025
Greg Clark	(Principal Financial Officer and Principal Accounting Officer)

/s/ ROBERT AARNES	Director	October 23, 2025
Robert Aarnes

/s/ LOUISE GOESER	Director	October 23, 2025
Louise Goeser

/s/ MICHAEL KAUFMANN	Director	October 23, 2025
Michael Kaufmann

/s/ STEVEN PALADINO	Director	October 23, 2025
Steven Paladino

/s/ PHILIP PELLER	Director	October 23, 2025
Philip Peller

/s/ RAHQUEL PURCELL	Director	October 23, 2025
Rahquel Purcell

/s/ RUDINA SESERI	Director	October 23, 2025
Rudina Seseri

MSC INDUSTRIAL DIRECT CO., INC.
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Year
Deducted from asset accounts:
For the fiscal year ended September 2, 2023 Allowance for credit losses (2)	$20,771	$10,275	$—	$8,299	$22,747
Deducted from asset accounts:
For the fiscal year ended August 31,2024 Allowance for credit losses (2)	$22,747	$7,355	$—	$7,734	$22,368
Deducted from asset accounts:
For the fiscal year ended August 30, 2025 Allowance for credit losses (2)	$22,368	$7,495	$—	$7,498	$22,365
(1)Comprised of uncollected accounts charged against the allowance.
(2)Included in accounts receivable.
S-1