Form 10-Q
period 2025-11-29
MSC INDUSTRIAL DIRECT CO INC
filed 2026-01-07
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 19, 2025, 55,803,307 shares of Class A Common Stock of the registrant were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward‑looking statements may be found in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of Part I and Item 1, “Legal Proceedings” and Item 1A, “Risk Factors” of Part II of this Report, as well as within this Report generally. The words “will,” “may,” “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends” and similar expressions are intended to identify forward‑looking statements. In addition, statements which refer to expectations, projections or other characterizations of future events or circumstances, statements involving a discussion of strategy, plans or intentions, statements about management’s assumptions, projections or predictions of future events or market outlook and any other statement other than a statement of present or historical fact are forward‑looking statements. MSC Industrial Direct Co., Inc. (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, “MSC,” “MSC Industrial,” the “Company,” “we,” “us” or “our”) expressly disclaims any obligation to publicly disclose any revisions to these forward‑looking statements to reflect events or circumstances occurring subsequent to filing this Report with the United States Securities and Exchange Commission (the “SEC”), except to the extent required by applicable law. These forward‑looking statements are subject to risks and uncertainties, including, without limitation, those discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of Part I and Item 1, “Legal Proceedings” and Item 1A, “Risk Factors” of Part II of this Report, as well as in Item 1A, “Risk Factors” of Part I and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of Part II of our Annual Report on Form 10-K for the fiscal year ended August 30, 2025. In addition, new risks may emerge from time to time and it is not possible for management to predict such risks or to assess the impact of such risks on our business or financial results. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward‑looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward‑looking statements. These risks and uncertainties include, but are not limited to, the following:

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
•the applicability of laws and regulations relating to our status as a supplier to the U.S. government and public sector and the impact of any lapse in funding for the federal government;
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

MSC INDUSTRIAL DIRECT CO., INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 29, 2025
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	November 29, 2025	August 30, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$40,254	$56,228
Accounts receivable, net of allowance for credit losses of $20,761 and $22,365, respectively	430,733	423,306
Inventories	660,483	644,090
Prepaid expenses and other current assets	128,052	102,930
Total current assets	1,259,522	1,226,554
Property, plant and equipment, net	346,776	346,706
Goodwill	723,348	723,702
Identifiable intangibles, net	81,518	85,455
Operating lease assets	48,509	52,464
Other assets	27,393	27,183
Total assets	$2,487,066	$2,462,064
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt including obligations under finance leases	$316,872	$316,868
Current portion of operating lease liabilities	21,667	22,236
Accounts payable	220,113	225,150
Accrued expenses and other current liabilities	167,649	165,092
Total current liabilities	726,301	729,346
Long-term debt including obligations under finance leases	214,095	168,831
Noncurrent operating lease liabilities	27,393	30,872
Deferred income taxes and tax uncertainties	136,450	136,513
Total liabilities	1,104,239	1,065,562
Commitments and Contingencies
Shareholders’ Equity:
MSC Industrial Shareholders’ Equity:
Preferred Stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock; $0.001 par value; 100,000,000 shares authorized; 57,127,200 and 57,086,377 shares issued, respectively	57	57
Additional paid-in capital	1,097,059	1,093,630
Retained earnings	426,719	432,622
Accumulated other comprehensive loss	(21,746)	(20,736)
Class A treasury stock, at cost, 1,335,485 and 1,296,625 shares, respectively	(120,918)	(117,363)
Total MSC Industrial shareholders’ equity	1,381,171	1,388,210
Noncontrolling interest	1,656	8,292
Total shareholders’ equity	1,382,827	1,396,502
Total liabilities and shareholders’ equity	$2,487,066	$2,462,064

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	November 29, 2025	November 30, 2024
Net sales	$965,684	$928,484
Cost of goods sold	573,007	550,297
Gross profit	392,677	378,187
Operating expenses	311,568	303,563
Restructuring and other costs	4,870	2,344
Income from operations	76,239	72,280
Other income (expense):
Interest expense	(5,416)	(6,075)
Interest income	275	341
Other expense, net	(3,584)	(5,944)
Total other expense	(8,725)	(11,678)
Income before provision for income taxes	67,514	60,602
Provision for income taxes	16,406	14,908
Net income	51,108	45,694
Less: Net loss attributable to noncontrolling interest	(696)	(929)
Net income attributable to MSC Industrial	$51,804	$46,623
Per share data attributable to MSC Industrial:
Net income per common share:
Basic	$0.93	$0.83
Diluted	$0.93	$0.83
Weighted-average shares used in computing net income per common share:
Basic	55,804	55,897
Diluted	55,975	56,068
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	November 29, 2025	November 30, 2024
Net income, as reported	$51,108	$45,694
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(902)	(4,066)
Comprehensive income(1)	50,206	41,628
Comprehensive income attributable to noncontrolling interest:
Net loss	696	929
Foreign currency translation adjustments	(108)	234
Comprehensive income attributable to MSC Industrial	$50,794	$42,791
(1)There were no material taxes associated with other comprehensive income during the thirteen-week periods ended November 29, 2025 and November 30, 2024.
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	November 29, 2025	November 30, 2024
Class A Common Stock
Beginning Balance	$57	$57
Ending Balance	57	57
Additional Paid-in Capital
Beginning Balance	1,093,630	1,070,269
Associate Incentive Plans	5,593	5,617
Repurchase and retirement of Class A Common Stock, including excise tax	(17)	(25)
Purchase of Noncontrolling Interest	(2,147)	—
Ending Balance	1,097,059	1,075,861
Retained Earnings
Beginning Balance	432,622	456,850
Net Income	51,804	46,623
Repurchase and retirement of Class A Common Stock, including excise tax	(8,572)	(12,227)
Regular cash dividends declared on Class A Common Stock	(48,626)	(47,537)
Dividend equivalents declared, net of cancellations	(509)	(360)
Ending Balance	426,719	443,349
Accumulated Other Comprehensive Loss
Beginning Balance	(20,736)	(21,144)
Foreign Currency Translation Adjustment	(1,010)	(3,832)
Ending Balance	(21,746)	(24,976)
Treasury Stock
Beginning Balance	(117,363)	(114,235)
Associate Incentive Plans	815	856
Repurchase of Class A Common Stock, including excise tax	(4,370)	(5,828)
Ending Balance	(120,918)	(119,207)
Total Shareholders’ Equity Attributable to MSC Industrial	1,381,171	1,375,084
Noncontrolling Interest
Beginning Balance	8,292	9,485
Foreign Currency Translation Adjustment	108	(234)
Net loss	(696)	(929)
Purchase of Noncontrolling Interest	(6,048)	—
Ending Balance	1,656	8,322
Total Shareholders’ Equity	$1,382,827	$1,383,406
Dividends declared per Class A Common Share	$0.87	$0.85

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	November 29, 2025	November 30, 2024
Cash Flows from Operating Activities:
Net income	$51,108	$45,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,111	21,682
Amortization of cloud computing arrangements	254	504
Non-cash operating lease cost	5,944	6,070
Stock-based compensation	4,378	3,562
Loss on disposal of property, plant and equipment	450	188
Gain on sale of property	(584)	—
Non-cash changes in fair value of estimated contingent consideration	—	245
Provision for credit losses	1,038	2,521
Expenditures for cloud computing arrangements	(737)	(332)
Changes in operating assets and liabilities:
Accounts receivable	(8,694)	455
Inventories	(16,234)	5,491
Prepaid expenses and other current assets	(24,648)	(2,629)
Operating lease liabilities	(6,038)	(6,152)
Other assets	51	(154)
Accounts payable and accrued liabilities	(1,988)	24,723
Total adjustments	(21,697)	56,174
Net cash provided by operating activities	29,411	101,868
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(22,006)	(20,168)
Cash used in acquisitions, net of cash acquired	(240)	(240)
Net proceeds from sale of property	1,057	—
Net cash used in investing activities	(21,189)	(20,408)
Cash Flows from Financing Activities:
Repurchases of Class A Common Stock	(12,959)	(18,072)
Payments of regular cash dividends	(48,626)	(47,537)
Proceeds from sale of Class A Common Stock in connection with Associate Stock Purchase Plan	908	1,029
Proceeds from exercise of Class A Common Stock options	—	120
Borrowings under credit facilities	156,000	111,500
Payments under credit facilities	(111,000)	(99,750)
Purchase of noncontrolling interest	(8,195)	—
Other, net	(64)	(649)
Net cash used in financing activities	(23,936)	(53,359)
Effect of foreign exchange rate changes on cash and cash equivalents	(260)	(423)
Net (decrease) increase in cash and cash equivalents	(15,974)	27,678
Cash and cash equivalents—beginning of period	56,228	29,588
Cash and cash equivalents—end of period	$40,254	$57,266

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$5,760	$13,500
Cash paid for interest	$5,610	$6,262
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Note 1. Basis of Presentation
The unaudited Condensed Consolidated Financial Statements have been prepared by the management of MSC Industrial Direct Co., Inc. (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, “MSC Industrial” or the “Company”) and in the opinion of management include all normal recurring adjustments necessary to present fairly the Company’s financial position as of November 29, 2025 and August 30, 2025, results of operations for the thirteen weeks ended November 29, 2025 and November 30, 2024, and cash flows for the thirteen weeks ended November 29, 2025 and November 30, 2024. The financial information as of August 30, 2025 was derived from the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 30, 2025.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company, however, believes that the disclosures contained in this Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. The unaudited Condensed Consolidated Financial Statements and these Notes to Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 30, 2025.
Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to August 31st of each year. References to “fiscal year 2026” refer to the period from August 31, 2025 to August 29, 2026, which is a 52-week fiscal year. References to “fiscal year 2025” refer to the period from September 1, 2024 to August 30, 2025, which is a 52-week fiscal year. The fiscal quarters ended November 29, 2025 and November 30, 2024 refer to the thirteen weeks ended as of those dates.
Principles of Consolidation
The unaudited Condensed Consolidated Financial Statements include the accounts of MSC Industrial Direct Co., Inc., its wholly owned subsidiaries and entities in which it maintains a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.
Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. The ASU primarily enhances and expands both the income tax rate reconciliation disclosure and the income taxes paid disclosure. The ASU is effective for annual periods beginning after December 15, 2024 (MSC’s fiscal year 2026) on a prospective basis. The Company is currently evaluating the standard to determine the impact of adoption on its disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires public entities to include more detailed disclosures about specific categories of expenses such as inventory purchases, employee compensation, depreciation, amortization and selling costs within the notes to the financial statements. The ASU is effective for fiscal year periods beginning after December 15, 2026 (MSC’s fiscal year 2028) and interim periods within fiscal years beginning after December 15, 2027 (MSC’s first quarter of fiscal year 2029), with early adoption permitted. The adoption of this guidance is not expected to affect the Company’s Consolidated Financial Statements and the Company is currently evaluating the standard to determine the impact of adoption on its disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40): Targeted Improvements to Accounting for Internal-Use Software. The ASU primarily amends guidance for

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
accounting and disclosure of internal-use software, including clarifying the requirements for capitalizing costs and removal of references to the stage-based approach for capitalizing costs. The ASU is effective for annual periods beginning after December 15, 2027 (MSC’s fiscal year 2029) on a prospective, retrospective or modified prospective approach. The Company is currently evaluating the standard to determine the impact of adoption on its Consolidated Financial Statements and disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to have a material impact on the Consolidated Financial Statements.
Note 2. Revenue
Revenue Recognition
Net sales include product revenue and shipping and handling charges, net of estimated sales returns and any related sales incentives. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract, which is determined to occur when the customer obtains control of the products, and invoicing occurs at approximately the same point in time. The Company’s product sales have standard payment terms that do not exceed one year. The Company considers shipping and handling as activities to fulfill its performance obligations. Substantially all of the Company’s contracts have a single performance obligation, to deliver products, and are short-term in nature. The Company estimates product returns based on historical return rates. Total accrued sales returns were $6,923 and $7,089 as of November 29, 2025 and August 30, 2025, respectively, and are reported as Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets. Sales taxes and value-added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.
Consideration Payable to Customers
The Company offers customers sales incentives, which primarily consist of volume rebates, and upfront sign-on payments. These volume rebates and sign-on payments are not in exchange for a distinct good or service and result in a reduction of net sales from the goods transferred to the customer at the later of when the related revenue is recognized or when the Company promises to pay the consideration. The Company estimates its volume rebate accruals and records its sign-on payments based on various factors, including contract terms, historical experience, and performance levels. Total accrued sales incentives, primarily related to volume rebates, were $27,999 and $22,948 as of November 29, 2025 and August 30, 2025, respectively, and are included in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets. Sign-on payments, not yet recognized as a reduction of net sales, are recorded in Prepaid expenses and other current assets in the unaudited Condensed Consolidated Balance Sheets and were $6,218 and $6,723 as of November 29, 2025 and August 30, 2025, respectively.
Contract Assets and Liabilities
The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company records a contract liability when customers prepay but the Company has not yet satisfied its performance obligations. The Company did not have material contract assets or liabilities as of November 29, 2025 and August 30, 2025.
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

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
The following table presents the Company’s percentage of revenue by customer end-market for the thirteen-week period ended November 29, 2025 and November 30, 2024:

	Thirteen Weeks Ended
	November 29, 2025	November 30, 2024
Manufacturing Heavy	58%	57%
Manufacturing Light	9%	9%
Public Sector	9%	9%
Retail/Wholesale	8%	7%
Commercial Services	4%	4%
Other (1)	12%	14%
Total	100%	100%

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

The following table presents the Company’s percentage of revenue by customer type for the thirteen-week period ended November 29, 2025 and November 30, 2024:

	Thirteen Weeks Ended
	November 29, 2025	November 30, 2024
National Account Customers	37%	37%
Public Sector Customers	9%	9%
Core and Other Customers	54%	54%
Total	100%	100%
The Company’s revenue originating from the following geographic areas was as follows for the thirteen-week period ended November 29, 2025 and November 30, 2024:

	Thirteen Weeks Ended
	November 29, 2025	November 30, 2024
United States	95%	95%
Mexico	2%	2%
Canada	2%	2%
North America	99%	99%
Other foreign countries	1%	1%
Total	100%	100%

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Note 3. Net Income per Share
Basic net income per share is computed by dividing net income by the weighted-average number of shares of the Company’s Class A Common Stock (“Class A Common Stock”) outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of Class A Common Stock outstanding during the period, including potentially dilutive shares of Class A Common Stock equivalents outstanding during the period. The dilutive effect of potential shares of Class A Common Stock is determined using the treasury stock method. The following table sets forth the computation of basic and diluted net income per common share under the treasury stock method for the thirteen-week period ended November 29, 2025 and November 30, 2024:

	Thirteen Weeks Ended
	November 29, 2025	November 30, 2024
Numerator:
Net income attributable to MSC Industrial, as reported	$51,804	$46,623
Denominator:
Weighted-average shares outstanding for basic net income per share	55,804	55,897
Effect of dilutive securities	171	171
Weighted-average shares outstanding for diluted net income per share	55,975	56,068
Net income per share:
Basic	$0.93	$0.83
Diluted	$0.93	$0.83

Potentially dilutive securities	—	98
Potentially dilutive securities attributable to outstanding share-based awards are excluded from the calculation of diluted net income per share when the combined exercise price and average unamortized fair value are greater than the average market price of Class A Common Stock, and, therefore, their inclusion would be anti-dilutive.
Note 4. Stock-Based Compensation
The Company accounts for all stock-based payments in accordance with Accounting Standards Codification Topic 718, “Compensation—Stock Compensation,” as amended. Stock-based compensation expense included in Operating expenses for the thirteen-week period ended November 29, 2025 and November 30, 2024 was as follows:

	Thirteen Weeks Ended
	November 29, 2025	November 30, 2024
Stock-based compensation expense (1)	$4,378	$3,562
Deferred income tax benefit	(1,064)	(876)
Stock-based compensation expense, net	$3,314	$2,686
(1)Includes equity award acceleration costs associated with associate severance and separation, which are included in Restructuring and other costs in the unaudited Condensed Consolidated Statements of Income for the thirteen-week period ended November 29, 2025. See Note 10, “Restructuring and Other Costs” for additional information.
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
The following table summarizes the Company’s non-vested RSU and PSU award activity under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (the “2015 Omnibus Incentive Plan”) and the 2023 Omnibus Incentive Plan (the “2023 Omnibus Incentive Plan”) (based on target award amounts for PSUs) for the thirteen-week period ended November 29, 2025:

	Restricted Stock Units		Performance Share Units
	Shares	Weighted-Average Grant Date Fair Value per Share	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested at August 30, 2025	449	$85.68	112	$86.28
Granted	186	84.79	63	84.79
Vested	(128)	85.17	—	—
Forfeited	(9)	84.34	(38)	82.65
Non-vested at November 29, 2025 (1)	498	$85.50	137	$86.61

(1)Excludes approximately 26 and 3 shares of accrued incremental dividend equivalent rights on outstanding RSUs and PSUs, respectively, granted under the 2015 Omnibus Incentive Plan and the 2023 Omnibus Incentive Plan.
The fair value of each RSU and PSU granted is the closing stock price on the New York Stock Exchange of Class A Common Stock on the date of grant. RSUs are expensed over the vesting period of each respective grant and PSUs are expensed over the three-year performance period of each respective grant. Forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimated forfeitures. The Company uses historical data to estimate pre-vesting RSU and PSU forfeitures and records stock-based compensation expense only for RSU and PSU awards that are expected to vest. Upon vesting, and, in the case of the PSUs, subject to the achievement of specific performance goals, a portion of the RSU and PSU awards may be withheld to satisfy the statutory income tax withholding obligation, and the remaining RSUs and PSUs will be settled in shares of Class A Common Stock. These awards accrue dividend equivalents on the underlying RSUs and PSUs (in the form of additional stock units) based on dividends declared on Class A Common Stock, and these dividend equivalents are paid to the award recipient in the form of unrestricted shares of Class A Common Stock on the vesting dates of the underlying RSUs and PSUs, subject, in the case of the dividend equivalents on the underlying PSUs, to the same performance vesting requirements. The unrecognized stock-based compensation costs related to the RSUs and PSUs at November 29, 2025 were $37,185 and $7,472, respectively, which are expected to be recognized over a weighted-average period of 3.2 and 2.2 years, respectively.
Stock Options
Subsequent to the stock option grant in fiscal year 2019, the Company discontinued its grants of stock options. During the first quarter of fiscal year 2026, all remaining outstanding stock option awards were forfeited and there were no stock option awards outstanding as of November 29, 2025.
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

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and outstanding indebtedness. Cash and cash equivalents include investments in a money market fund which are reported at fair value. The fair value of money market funds is determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs within the fair value hierarchy. The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company’s debt instruments are classified as Level 2 within the fair value hierarchy. The reported carrying amounts of the Company’s financial instruments approximated their fair values as of November 29, 2025 and November 30, 2024.
During the thirteen-week period ended November 29, 2025 and November 30, 2024, the Company had no material remeasurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.
Note 6. Accounts Receivable
Accounts receivables at November 29, 2025 and August 30, 2025 consisted of the following:

	November 29, 2025	August 30, 2025
Accounts receivable	$451,494	$445,671
Less: allowance for credit losses	20,761	22,365
Accounts receivable, net	$430,733	$423,306

In the second quarter of fiscal year 2023, the Company entered into a Receivables Purchase Agreement (the “RPA”), by and among MSC A/R Holding Co., LLC, a wholly owned subsidiary of the Company (the “Receivables Subsidiary”), as seller, the Company, as master servicer, certain purchasers from time to time party thereto (collectively, the “Purchasers”), and Wells Fargo Bank, National Association, as administrative agent. Under the RPA, the Receivables Subsidiary may sell certain eligible receivables to the Purchasers. The RPA, which was scheduled to mature on December 19, 2025, was amended in December 2025. The amendment provided for, among other things, an extension of the scheduled termination date to December 8, 2028, the addition of a joining purchaser and an increase to the maximum aggregate commitment by $50,000 to a total of $350,000. The RPA continues to include customary representations and warranties for facilities of this type.

The Company continues to provide collection services for the receivables sold to the Purchasers. As cash is collected on sold receivables, the Receivables Subsidiary continuously sells new qualifying receivables to the Purchasers so that the total principal amount outstanding of receivables sold is approximately $300,000. During the thirteen-week period ended November 29, 2025, receivables sold and collected under the RPA was $306,452 . The total principal amount outstanding of receivables sold was approximately $300,000 as of November 29, 2025 and August 30, 2025. The amount of receivables retained and pledged as collateral by the Company as of November 29, 2025 and August 30, 2025 was $368,297 and $359,465, respectively.
The receivables sold incurred fees due to the Purchasers of $3,644 and $4,202 during the thirteen-week periods ended November 29, 2025 and November 30, 2024, respectively, which were recorded within Other expense, net in the unaudited Condensed Consolidated Statements of Income. The financial covenants under the RPA are substantially the same as those under the Credit Facilities (as defined below). See Note 8, “Debt” for more information about these financial covenants.
Note 7. Acquisitions
During the first fiscal quarter of 2026, the Company acquired the remaining interest of Wm. F. Hurst Co., LLC for $8,195, increasing the Company's ownership from 80% to 100%. As of the acquisition date, the balance of the noncontrolling interest was $6,048. The difference between acquisition price and the balance of the noncontrolling interest was recognized as an adjustment to additional paid-in capital of $2,147.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Note 8. Debt
Debt at November 29, 2025 and August 30, 2025 consisted of the following:

	November 29, 2025		August 30, 2025
Amended Revolving Credit Facility	$110,000		$65,000
Uncommitted Credit Facilities	217,000		217,000
Long-Term Note Payable	4,750		4,750
Private Placement Debt:
2.90% Senior Notes, Series B, due July 28, 2026	100,000		100,000
2.60% Senior Notes, due March 5, 2027	50,000		50,000
5.73% Senior Notes, due April 18, 2027	50,000		50,000
Financing arrangements	14		38
Obligations under finance leases	655		450
Less: unamortized debt issuance costs	(1,452)		(1,539)
Total debt, including obligations under finance leases	$530,967		$485,699
Less: current portion	(316,872)	(1)	(316,868)	(2)
Total long-term debt, including obligations under finance leases	$214,095		$168,831
(1)Consists of $217,000 from the Uncommitted Credit Facilities (as defined below), $100,000 from the 2.90% Senior Notes, Series B, due July 28, 2026, $14 from financing arrangements, $207 from obligations under finance leases and net of unamortized debt issuance costs of $349 expected to be amortized in the next 12 months.
(2)Consists of $217,000 from the Uncommitted Credit Facilities (as defined below), $100,000 from the 2.90% Senior Notes, Series B, due July 28, 2026, $17 from financing arrangements, $200 from obligations under finance leases and net of unamortized debt issuance costs of $349 expected to be amortized in the next 12 months.
In April 2017, the Company entered into a $600,000 revolving credit facility, which was subsequently amended (as amended, the “Amended Revolving Credit Facility”). The Amended Revolving Credit Facility, which matures on July 16, 2030, provides for a five-year unsecured revolving loan facility on a committed basis. The interest rate for borrowings under the Amended Revolving Credit Facility is based on either the Adjusted Term SOFR Rate (as defined in the Amended Revolving Credit Facility) or a base rate, plus a spread based on the Company’s consolidated net leverage ratio at the end of each fiscal reporting quarter. The Company currently elects to have loans under the Amended Revolving Credit Facility bear interest based on the Adjusted Term SOFR Rate with one-month interest periods.
The Amended Revolving Credit Facility permits up to $50,000 to be used to fund letters of credit. The Amended Revolving Credit Facility also permits the Company to initiate one or more incremental term loan facilities and/or to increase the revolving loan commitments in an aggregate amount not to exceed $300,000. Subject to certain limitations, each such incremental term loan facility or revolving loan commitment increase will be on terms as agreed to by the Company, the administrative agent and the lenders providing such financing. Outstanding letters of credit were $6,304 at November 29, 2025 and August 30, 2025, respectively.
Uncommitted Credit Facilities
During fiscal year 2025, the Company either extended or amended all three of its uncommitted credit facilities. These facilities (collectively, the “Uncommitted Credit Facilities” and, together with the Amended Revolving Credit Facility, the “Credit Facilities”) total $230,000 in aggregate maximum uncommitted availability, under which $217,000 was outstanding at each of November 29, 2025 and August 30, 2025, and are included in Current portion of debt including obligations under finance leases in the unaudited Condensed Consolidated Balance Sheets. The interest rate on the Uncommitted Credit Facilities is based on the Secured Overnight Financing Rate. Borrowings under the Uncommitted Credit Facilities are due at the end of the applicable interest period, which is typically one month but may be up to six months and may be rolled over to a new interest period at the option of the applicable lender. The Company’s lenders have,

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
in the past, been willing to roll over the principal amount outstanding under the Uncommitted Credit Facilities at the end of each interest period but are not obligated to do so. Each Uncommitted Credit Facility matures within one year of entering into such Uncommitted Credit Facility and contains certain limited covenants which are substantially the same as the limited covenants contained in the Amended Revolving Credit Facility. All of the Uncommitted Credit Facilities are unsecured and rank equally in right of payment with the Company’s other unsecured indebtedness.
During the thirteen-week period ended November 29, 2025, the Company borrowed an aggregate $156,000 and repaid an aggregate $111,000 under the Credit Facilities. As of November 29, 2025 and August 30, 2025, the weighted-average interest rates on borrowings under the Credit Facilities were 4.89% and 5.19%, respectively.
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
Covenants
Each of the Credit Facilities and the Private Placement Debt imposes several restrictive covenants. As of November 29, 2025, the Company was in compliance with the operating and financial covenants of the Credit Facilities and the Private Placement Debt.
Note 9. Shareholders’ Equity
Common Stock Repurchases and Treasury Stock
In June 2021, the Board of Directors of the Company (the “Board”) terminated the existing share repurchase plan and authorized a new share repurchase plan (the “Share Repurchase Plan”) to purchase up to 5,000 shares of Class A Common Stock. There is no expiration date for the Share Repurchase Plan. As of November 29, 2025, the maximum number of shares of Class A Common Stock that were available for repurchase under the Share Repurchase Plan was 1,313 shares. The Share Repurchase Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Exchange Act.
During the thirteen-week period ended November 29, 2025, the Company repurchased 151 shares of Class A Common stock for $12,959. From this total, 51 shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its stock-based compensation program and are reflected at cost as treasury stock in the unaudited Condensed Consolidated Financial Statements for the thirteen-week period ended November 29, 2025 and the remainder were immediately retired. During the thirteen-week period ended November 30, 2024, the Company repurchased 219 shares of Class A Common Stock for $18,072. From this total, 70 shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its stock-based compensation program and are reflected at cost as treasury stock in the unaudited Condensed Consolidated Financial Statements for the thirteen-week period ended November 30, 2024 and the remainder were immediately retired.
As of November 29, 2025 and August 30, 2025, the Company also recorded accruals for excise tax on share repurchases of $71, which was included in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets.
The Company reissued 12 and 14 shares of treasury stock during the thirteen-week periods ended November 29, 2025 and November 30, 2024, respectively, to fund the MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Dividends on Common Stock
The Company paid aggregate regular cash dividends of $0.87 per share totaling $48,626 for the thirteen-week period ended November 29, 2025. For the thirteen-week period ended November 30, 2024, the Company paid aggregate regular cash dividends of $0.85 per share totaling $47,537.
On December 18, 2025, the Board declared a regular cash dividend of $0.87 per share, payable on January 28, 2026, to shareholders of record at the close of business on January 14, 2026. The dividend is expected to result in aggregate payments of $48,549 based on the number of shares outstanding on December 19, 2025.
Note 10. Restructuring and Other Costs
Optimization of Company Operations, Profitability Improvement and Growth Acceleration
The Company continues to identify opportunities for improvements in its workforce realignment, strategy and staffing, and its focus on performance management, to ensure it has the right skill sets and number of associates to execute its long-term vision. As such, from time to time the Company extends voluntary and involuntary severance and separation benefits to certain associates in order to facilitate its workforce realignment. During the thirteen weeks ended November 29, 2025, the Company reduced its headcount by eliminating various positions as part of its sales optimization efforts as the Company implements its refreshed go to market strategy. The Company expects this restructuring event to continue into its second fiscal quarter with additional severance and separation costs of approximately $1,500.
As part of the Company’s strategic realignment efforts to optimize its supply chain and distribution network and enhance operational efficiency, the Company engaged consultants beginning in fiscal year 2024 and ending in fiscal year 2025. As such, the Company incurred consulting-related costs in order to facilitate its network optimization and workforce realignment that qualify as exit and disposal costs under accounting principles generally accepted in the United States of America.
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
The following table summarizes Restructuring and other costs for the thirteen-week periods ended November 29, 2025 and November 30, 2024:

	Thirteen Weeks Ended
	November 29, 2025	November 30, 2024
Consulting-related costs	$926	$2,344
Associate severance and separation costs	3,892	—
Equity award acceleration costs associated with severance	52	—
Total Restructuring and other costs	$4,870	$2,344
Liabilities associated with Restructuring and other costs are included in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheet as of November 29, 2025. The following table

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
summarizes activity related to liabilities associated with Restructuring and other costs for the thirteen-week period ended November 29, 2025:

	Consulting-related costs	Associate severance and separation costs	Total
Balance at August 30, 2025	$295	$3,397	$3,692
Additions	926	3,892	4,818
Payments and other adjustments	(631)	(2,323)	(2,954)
Balance at November 29, 2025	$590	$4,966	$5,556
Note 11. Income Taxes
During the thirteen-week period ended November 29, 2025, there were no material changes in unrecognized tax benefits.
The Company’s effective tax rate was 24.3% for the thirteen-week period ended November 29, 2025, as compared to 24.6% for the thirteen-week period ended November 30, 2024. The effective tax rate is higher than the federal statutory tax rate primarily due to state taxes.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was passed in the United States. This act introduces significant changes to United States federal tax law, including making certain provisions of the Tax Cuts and Jobs Act of 2017 permanent and introducing new measures impacting corporate taxation. The OBBBA contains a number of tax provisions including, but not limited to, immediate expensing of domestic research and experimental expenditures and bonus depreciation modifications. These tax provisions apply to our fiscal year 2025 and future periods. The Company is in the process of analyzing its tax elections under the OBBBA however we do not expect these elections to have a material impact on the fiscal year 2026 effective tax rate.
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
On March 14, 2025, a complaint was filed in the Supreme Court of the State of New York, County of New York by Macomb County Retiree Health Care Fund (“MCRHC”) against the Company and certain officers, directors and shareholders of the Company (the “Macomb Litigation”). In June 2025, MCRHC filed an amended complaint. The amended complaint alleges, among other things, breaches of fiduciary duties for actions related to the Reclassification (as defined below) and seeks disgorgement, unspecified damages, costs and expenses and such other relief as the court may deem proper. On November 14, 2025, the Company's motion to dismiss the amended complaint was denied. As a result, the Macomb Litigation is continuing while the Company continues to vigorously defend itself. While at this time the ultimate cost to resolve this matter is not reasonably estimable, we have incurred, and may be required in the future to incur further, legal fees and other expenses related to the Macomb Litigation.
13. Segment Reporting
The Company operates in one operating and reportable segment which aligns with the Company’s go to market strategy as a leading North American distributor of a broad range of industrial products and services. The Company serves a large number of customers in diverse industries through the sale of products and services in categories such as metalworking, MRO, Class C Consumables and OEM. Substantially all of the Company's revenues and long-lived assets are from or in the United States. In accordance with FASB ASU 2023-07, operating segments are sections of the business with separate financial information that is regularly reviewed by the chief operating decision maker ("CODM") in assessing company performance and allocation of resources. As of November 29, 2025, The Company's CODM duties are shared by

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
our Chief Executive Officer and President & Chief Operating Officer. Effective January 1, 2026, the Company's CODM is our President & Chief Executive Officer. The CODM regularly reviews consolidated operating margin and net income to assess Company performance, drive growth, and allocate resources to strategic priorities. The CODM reviews total assets at the consolidated level to make significant capital expenditure decisions for the Company.
The following table presents selected financial information regarding the Company's single reportable segment for the thirteen-week periods ended November 29, 2025 and November 30, 2024:

	Thirteen Weeks Ended
	November 29, 2025	November 30, 2024
Net sales	$965,684	$928,484
Cost of goods sold	573,007	550,297
Payroll and payroll-related costs	174,508	173,690
Freight expense	36,394	37,485
Depreciation and amortization	24,621	21,187
Restructuring and other costs	4,870	2,344
Other segment items (1)	76,045	71,201
Income from operations	76,239	72,280
Operating Margin	7.9%	7.8%
Other Income (Expense)
Interest expense	(5,416)	(6,075)
Interest income	275	341
Other expense, net (2)	(3,584)	(5,944)
Income before provision for income taxes	67,514	60,602
Provision for income taxes	16,406	14,908
Net income	$51,108	$45,694
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following is intended to update the information contained in MSC Industrial Direct Co., Inc.’s (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, “MSC,” “MSC Industrial,” the “Company,” “we,” “us” or “our”) Annual Report on Form 10-K for the fiscal year ended August 30, 2025 and presumes that readers have access to, and will have read, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of such Annual Report on Form 10-K.
Our Business

MSC is a leading North American distributor of a broad range of metalworking and maintenance, repair and operations (“MRO”) products and services. We help our customers drive greater productivity, profitability and growth with inventory management and other supply chain solutions and deep expertise from more than 80 years of working with customers across industries. We offer approximately 2.5 million active, saleable stock-keeping units through our E-commerce channels, including our website, www.mscdirect.com (the “MSC website”); our inventory management solutions; our catalogs; our brochures; and our customer care centers, customer fulfillment centers (“CFCs”), regional inventory centers and warehouses. We service our customers from five CFCs, nine regional inventory centers, 37 warehouses, and five manufacturing locations. We continue to implement our strategies to gain market share, generate new customers, increase sales to existing customers and diversify our customer base.

Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customer’s needs. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received. We focus on offering inventory, process and procurement solutions that reduce supply chain costs and improve plant floor productivity for our customers. We aim to achieve ongoing cost reductions throughout our business by implementing cost-saving strategies and leveraging our existing infrastructure. Additionally, we provide our customers with further procurement cost-saving solutions through technologies such as our Vendor Managed Inventory (“VMI”), Customer Managed Inventory (“CMI”) and vending programs — helping reduce downtime and ensure critical products are available when and where they are needed. Our vending machines in service totaled 30,177 as of November 29, 2025, compared to 27,747 as of November 30, 2024, and our In-Plant programs totaled 418 locations as of November 29, 2025, compared to 369 as of November 30, 2024. Our sales force, which focuses on a more complex and high-touch role, drives value for our customers by enabling them to achieve higher levels of growth, profitability and productivity. Our field sales and service associate headcount was 2,631 as of November 29, 2025, compared to 2,723 as of November 30, 2024.
Highlights
Highlights during the thirteen weeks ended November 29, 2025 include:
•We generated $29.4 million of cash from operations, compared to $101.9 million for the same period in the prior fiscal year.
•We had net borrowings of $45.0 million on our credit facilities and private placement debt, compared to net borrowings of $11.8 million for the same period in the prior fiscal year.
•We paid out an aggregate $48.6 million in regular cash dividends, compared to an aggregate $47.5 million in regular cash dividends for the same period in the prior fiscal year.
•We repurchased $13.0 million of MSC’s Class A Common Stock, par value $0.001 per share (“Class A Common Stock”), excluding excise taxes, compared to $18.1 million for the same period in the prior fiscal year.
•We incurred $4.9 million in Restructuring and other costs, compared to $2.3 million for the same period in the prior fiscal year, consisting primarily of current year severance and separation costs associated with the Company’s sales optimization efforts as well as consulting-related costs in the current and prior fiscal year.
Our Strategy
The first phase of our Company-wide initiative, referred to as “Mission Critical,” focused on market share capture and improved profitability. We successfully executed on the first phase of Mission Critical initiatives at the end of fiscal year 2023, which included solidifying our market-leading metalworking business, with an emphasis on selling our product portfolio, expanding our solutions, improving our digital and E-commerce capabilities and diversifying our customers and end-markets. The next phase of our Mission Critical journey, which began in fiscal year 2024, is anchored in three pillars: (i) maintaining the momentum of the first phase of the Mission Critical program and our existing growth drivers, (ii) increasing our focus on both core customers and OEM fasteners, and (iii) driving productivity improvements and reducing operating expenses as a percentage of net sales. To accomplish the next phase of our Mission Critical journey, we intend to leverage investments in advanced analytics to improve supply chain performance and upgrade our digital core to unlock productivity within our order-to-cash and procure-to-pay processes. In fiscal year 2024, we completed our web price realignment initiative. In fiscal year 2025, we launched our enhanced marketing efforts, rolled out several E-commerce enhancements and began our sales optimization initiative, which included investment in an enhanced, data-driven territory model to optimize field seller portfolios. The Company continued its sales optimization efforts in the first quarter of fiscal year 2026.
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
Business Environment
The United States economy has experienced various macroeconomic pressures in recent years including pricing pressure from tariffs and inflation, sustained high interest rates and general economic and political uncertainty. The impact from tariffs was most significant in the latter half of the Company's fiscal year 2025 and has continued into the first quarter of fiscal year 2026. Furthermore, as a supplier to the United States federal government, the federal government shutdown, which lasted from October 1, 2025 through November 12, 2025, negatively impacted sales to our public sector end-market during the first quarter of fiscal year 2026. These pressures have impacted, and may continue to impact in the future, the Company’s business, financial condition and results of operations.
We utilize various indices when evaluating the level of our business activity, including the Industrial Production (“IP”) Index. Through statistical analysis, we have found that trends in our customers’ activity have correlated to changes in the IP Index. The IP Index measures short-term changes in industrial production. Growth in the IP Index compared to the prior quarter indicates growth in the manufacturing, mining and utilities industries. Approximately 67% of our revenues came from sales in the manufacturing sector during the thirteen-week period ended November 29, 2025. After giving effect to the annual technical revisions to calculations of the IP Index which occurred in November 2025, the IP Index over the three months ended November 2025 and the average for the three- and 12-month periods ended November 2025 were as follows:

Period	IP Index
September	101.7
October	101.6
November	101.8

Fiscal Year 2026 Q1 Average	101.7
12-Month Average	101.2

The average IP Index for the three months ended November 2025 was 101.7, flat compared to the prior quarter average of 101.7 and an increase from an average of 99.5 during the comparative quarter in the prior year.

During the first quarter of fiscal year 2026, the Company experienced a more stable demand environment compared to much of fiscal year 2025. The heavy manufacturing industry, which represented 58% of our revenues during the thirteen-week period ended November 29, 2025, showed signs of expansion. Several IP subindexes, in particular Aerospace, improved, while others, such as Automotive, signaled contraction. Non-manufacturing demand, in particular the Company’s public sector end-market, was hampered by the federal government shutdown which resulted in lower sales volumes in October and November. We will monitor the current economic conditions for the impact on our customers and markets and assess both risks and opportunities that may affect our business and operations.

Thirteen-Week Period Ended November 29, 2025 Compared to the Thirteen-Week Period Ended November 30, 2024
The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	November 29, 2025		November 30, 2024		Change
	$	%	$	%	$	%
Net sales	$965,684	100.0%	$928,484	100.0%	$37,200	4.0%
Cost of goods sold	573,007	59.3%	550,297	59.3%	22,710	4.1%
Gross profit	392,677	40.7%	378,187	40.7%	14,490	3.8%
Operating expenses	311,568	32.3%	303,563	32.7%	8,005	2.6%
Restructuring and other costs	4,870	0.5%	2,344	0.3%	2,526	107.8%
Income from operations	76,239	7.9%	72,280	7.8%	3,959	5.5%
Total other expense	(8,725)	(0.9)%	(11,678)	(1.3)%	2,953	(25.3)%
Income before provision for income taxes	67,514	7.0%	60,602	6.5%	6,912	11.4%
Provision for income taxes	16,406	1.7%	14,908	1.6%	1,498	10.0%
Net income	51,108	5.3%	45,694	4.9%	5,414	11.8%
Less: Net loss attributable to noncontrolling interest	(696)	(0.1)%	(929)	(0.1)%	233	(25.1)%
Net income attributable to MSC Industrial	$51,804	5.4%	$46,623	5.0%	$5,181	11.1%
Net Sales
Net sales increased 4.0%, or $37.2 million, to $965.7 million for the thirteen-week period ended November 29, 2025, as compared to $928.5 million for the same period in the prior fiscal year. The $37.2 million increase in net sales was comprised of a positive impact from pricing of $39.0 million and favorable foreign exchange impact of $1.0 million, partially offset by $2.8 million of lower sales volume, which was primarily driven by the federal government shutdown. The positive pricing impact was inclusive of changes in customer and product mix, discounting, favorable tariff-related pricing actions and other items. Of the $37.2 million increase in net sales during the thirteen-week period ended November 29, 2025, sales to our core and other customers increased $31.9 million, sales to our national account customers increased $9.8 million and sales to our public sector customers decreased $4.5 million.

The table below shows, among other things, the change in our average daily sales (“ADS”) by total Company, by customer end-market and by customer type for the thirteen-week periods ended November 29, 2025 and November 30, 2024, each as compared to the same period in the prior fiscal year:
ADS Percentage Change
(Unaudited)

	Thirteen Weeks Ended
	November 29, 2025	November 30, 2024
Net Sales (in thousands)	$965,684	$928,484
Sales Days	62	62
ADS (1) (in millions)	$15.6	$15.0
Total Company ADS Percent Change (2)	4.0%	(2.7)%

Customer End-Market:
Manufacturing Customers ADS Percent Change (2)	5.4%	(4.9)%
Manufacturing Customers Percent of Total Net Sales	67%	66%

Non-Manufacturing Customers ADS Percent Change (2)	1.3%	2.0%
Non-Manufacturing Customers Percent of Total Net Sales	33%	34%

Customer Type:
National Account Customers ADS Percent Change (2)	2.9%	(1.6)%
National Account Customers Percent of Total Net Sales	37%	37%

Public Sector Customers ADS Percent Change (2)	(5.2)%	9.8%
Public Sector Customers Percent of Total Net Sales	9%	9%

Core and Other Customers ADS Percent Change (2)	6.4%	(5.3)%
Core and Other Customers Percent of Total Net Sales	54%	54%

(1)ADS is calculated using the number of business days in the United States for the periods indicated. The Company believes ADS is a key performance indicator because it shows the effectiveness of the Company’s selling performance on a consistent basis between periods.
(2)Percent reflects the change from the 2025 fiscal period to the 2026 fiscal period and the change from the 2024 fiscal period to the 2025 fiscal period, respectively.
We believe that our ability to transact business with our customers directly through the MSC website as well as through various other electronic portals gives us a competitive advantage over smaller suppliers. Sales made through our E-commerce platforms, including sales made through Electronic Data Interchange (“EDI”) systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 64.2% of consolidated net sales for the thirteen-week period ended November 29, 2025, as compared to 63.7% of consolidated net sales for the same period in the prior fiscal year.
Gross Profit
Gross profit of $392.7 million for the thirteen-week period ended November 29, 2025 increased $14.5 million, or 3.8%, compared to the same period in the prior fiscal year. Gross profit margin was 40.7% for the thirteen-week period ended November 29, 2025, which was flat to the same period in the prior fiscal year. The increase in gross profit was primarily a result of an increase in net sales, as described above, while gross profit margin remained comparable to the prior year period.
Operating Expenses
Operating expenses increased 2.6%, or $8.0 million, to $311.6 million for the thirteen-week period ended November 29, 2025, as compared to $303.6 million for the same period in the prior fiscal year. Operating expenses were 32.3% of net sales for the thirteen-week period ended November 29, 2025, as compared to 32.7% for the same period in the prior fiscal year. The increase in Operating expenses was primarily a result of advertising expense and higher depreciation and amortization expense. The decrease in operating expenses as a percentage of net sales was primarily due to growth in net sales outpacing the increase in Operating expenses.
Payroll and payroll-related costs, which include salary, incentive compensation, sales commission and fringe benefit costs, were $174.5 million, or 56.0% of total Operating expenses, for the thirteen-week period ended November 29, 2025, as compared to $173.7 million, or 57.2% of total Operating expenses, for the same period in the prior fiscal year.
Freight expense was $36.4 million for the thirteen-week period ended November 29, 2025, as compared to $37.5 million for the same period in the prior fiscal year. The primary driver of the decrease was favorable third-party shipping rates achieved through our network optimization initiatives.
Depreciation and amortization was $24.6 million for the thirteen-week period ended November 29, 2025, as compared to $21.2 million for the same period in the prior fiscal year. The primary drivers of the increase in depreciation and amortization were increased capital expenditures related to E-commerce and digital initiatives.
Advertising expense was $14.2 million for the thirteen-week period ended November 29, 2025, as compared to $10.9 million for the same period in the prior fiscal year. The primary driver of the increase was higher search engine marketing spend as part of the Company's enhanced marketing efforts which began in fiscal year 2025.
Restructuring and Other Costs

We incurred $4.9 million in Restructuring and other costs for the thirteen-week period ended November 29, 2025, as compared to $2.3 million for the same period in the prior fiscal year. The increase was primarily related to higher severance and separation benefits related to headcount reduction actions during the period. See Note 10, “Restructuring and Other Costs” in the Notes to Condensed Consolidated Financial Statements for additional information.

Income from Operations
Income from operations increased 5.5%, or $4.0 million, to $76.2 million for the thirteen-week period ended November 29, 2025, as compared to $72.3 million for the same period in the prior fiscal year. Income from operations as a percentage of net sales increased to 7.9% for the thirteen-week period ended November 29, 2025, as compared to 7.8% for the same period in the prior fiscal year. The increase in income from operations as a percentage of net sales was primarily attributable to, as described above, a decrease in Operating expenses as a percentage of net sales during the thirteen-week period ended November 29, 2025.
Total Other Expense

Total other expense decreased 25.3%, or $3.0 million, to $8.7 million for the thirteen-week period ended November 29, 2025, as compared to $11.7 million for the same period in the prior fiscal year. The decrease was primarily due to the impact of prior year realized and unrealized losses on foreign exchange as well as lower interest costs on our Credit Facilities and lower fees incurred associated with the Receivables Purchase Agreement.
Provision for Income Taxes
The Company’s effective tax rate for the thirteen-week period ended November 29, 2025 was 24.3%, as compared to 24.6% for the same period in the prior fiscal year.

Net Income
The factors which affected net income for the thirteen-week period ended November 29, 2025, as compared to the same period in the prior fiscal year, have been discussed above.
Liquidity and Capital Resources

	November 29, 2025	August 30, 2025	$ Change
	(In thousands)
Total debt	$530,967	$485,699	$45,268
Less: Cash and cash equivalents	40,254	56,228	(15,974)
Net debt	$490,713	$429,471	$61,242
Total shareholders’ equity	$1,382,827	$1,396,502	$(13,675)
As of November 29, 2025, we had $40.3 million in cash and cash equivalents, substantially all with well-known financial institutions. Historically, our primary financing needs have been to fund our working capital requirements necessitated by our sales growth and the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities and net proceeds from the private placement notes, have been used to fund these needs, to repurchase shares of Class A Common Stock from time to time, and to pay dividends to our shareholders.

As of November 29, 2025, total borrowings outstanding, representing amounts due under our credit facilities and notes, as well as all finance leases and financing arrangements, were $531.0 million, net of unamortized debt issuance costs of $1.5 million, as compared to total borrowings outstanding of $485.7 million, net of unamortized debt issuance costs of $1.5 million, as of the end of fiscal year 2025. The increase in total borrowings outstanding was driven by higher net borrowings under our credit facilities. See Note 8, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these balances.
We believe, based on our current business plan, that our existing cash, financial resources and cash flow from operations will be sufficient to fund anticipated capital expenditures and operating cash requirements for at least the next 12 months. We will continue to evaluate our financial position in light of future developments and to take appropriate action as it is warranted.
The table below summarizes certain information regarding the Company’s cash flows for the periods indicated:

	Thirteen Weeks Ended
	November 29, 2025	November 30, 2024
	(In thousands)
Net cash provided by operating activities	$29,411	$101,868
Net cash used in investing activities	(21,189)	(20,408)
Net cash used in financing activities	(23,936)	(53,359)
Effect of foreign exchange rate changes on cash and cash equivalents	(260)	(423)
Net (decrease) increase in cash and cash equivalents	$(15,974)	$27,678
Cash Flows from Operating Activities
Net cash provided by operating activities was $29.4 million for the thirteen weeks ended November 29, 2025, compared to $101.9 million for the thirteen weeks ended November 30, 2024. The decrease was primarily due to the following:
•an increase in prepaid expenses and other current assets in the current fiscal year due primarily to an increase in vendor rebate receivables and IT-related prepayments;
•an increase in the balances of accounts receivable and inventories in the current fiscal year relative to the prior year. The higher balance of inventories is due to inventory management countermeasures in response to tariffs and the higher accounts receivable balance is due to higher sales levels;

•a decrease in accounts payable and accrued liabilities as compared to the prior year period due primarily to the change in accrued payroll and payroll related costs due in turn to the larger fiscal year 2025 annual incentive compensation payment paid in fiscal year 2026 than prior years; partially offset by
•an increase in net income
The table below summarizes certain information regarding the Company’s operations as of the periods indicated:

	November 29, 2025	August 30, 2025	November 30, 2024
	(Dollars in thousands)
Working Capital (1)	$533,221	$497,208	$580,104
Current Ratio (2)	1.7	1.7	1.9

Days’ Sales Outstanding (3)	41.5	37.8	40.5
Inventory Turnover (4)	3.5	3.4	3.3
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
Working capital and current ratio decreased as of November 29, 2025 compared to November 30, 2024 primarily due to higher Current portion of debt including obligations under finance leases partially offset by higher Inventories and Accounts receivable balances. Working capital increased as of November 29, 2025 compared to August 30, 2025 primarily due to higher Inventories and higher Prepaid expenses and other current assets, partially offset by a lower balance in Cash and cash equivalents.
Days’ sales outstanding as of November 29, 2025 increased compared to both August 30, 2025 and November 30, 2024. The increase in days’ sales outstanding was driven by longer payment term requirements from certain national account customers.
Inventory turnover as of November 29, 2025 increased compared to both August 30, 2025 and November 30, 2024. Inventory turnover continues to improve due to category management efforts and supply chain efficiencies to optimize inventory levels.
Cash Flows from Investing Activities
Net cash used in investing activities for the thirteen weeks ended November 29, 2025 and November 30, 2024 was $21.2 million and $20.4 million, respectively. The use of cash for both the thirteen weeks ended November 29, 2025 and November 30, 2024 was primarily due to expenditures for property, plant and equipment mainly related to vending programs and other infrastructure and technology investments.
Cash Flows from Financing Activities
Net cash used in financing activities was $23.9 million for the thirteen weeks ended November 29, 2025, compared to $53.4 million for the thirteen weeks ended November 30, 2024, primarily due to the following:
•$13.0 million in aggregate repurchases of Class A Common Stock during the thirteen weeks ended November 29, 2025, compared to $18.1 million in aggregate repurchases of Class A Common Stock during the thirteen weeks ended November 30, 2024;
•$48.6 million of regular cash dividends paid during the thirteen weeks ended November 29, 2025, compared to $47.5 million of regular cash dividends paid during the thirteen weeks ended November 30, 2024;
•net borrowings of $45.0 million under our credit facilities and private placement debt during the thirteen weeks ended November 29, 2025, compared to net borrowings of $11.8 million during the thirteen weeks ended November 30, 2024; and
•acquisition of the remaining interest of Wm. F. Hurst Co., LLC for $8.2 million during the thirteen weeks ended November 29, 2025, which increased the Company's ownership from 80% to 100%.

Capital Expenditures
We continue to invest in E-commerce and vending platforms, CFCs and distribution network, and other infrastructure and technology.
Long-Term Debt
Credit Facilities
In April 2017, the Company entered into a $600.0 million revolving credit facility, which was subsequently amended. Subsequent to the fiscal quarter ended November 29, 2025, the Company made additional net payments through December 19, 2025 of $38.0 million on its revolving credit facility which were funded through the $50.0 million proceeds received in relation to the amendment to our Receivables Purchase Agreement entered into during the second quarter of fiscal year 2026. See Note 6, "Accounts Receivable" in the Notes to Condensed Consolidated Financial Statements for more information about the amendment. The current unused balance of $521.7 million from the revolving credit facility, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary. As of November 29, 2025, the Company also had three uncommitted credit facilities, totaling $230.0 million in aggregate maximum uncommitted availability. As of November 29, 2025, we were in compliance with the operating and financial covenants of our credit facilities. See Note 8, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these balances.
Private Placement Debt
In July 2016, we completed the issuance and sale of unsecured senior notes. In June 2018 and March 2020, we entered into additional note purchase agreements. In April 2024, the Company completed the issuance and sale of senior notes. See Note 8, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these transactions.
Leases and Financing Arrangements
As of November 29, 2025, certain of our operations were conducted on leased premises. These leases are for varying periods, the longest extending to fiscal year 2032. In addition, we are obligated under certain equipment and automobile operating and finance leases, which expire on varying dates through fiscal year 2029.
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
There have been no material changes outside the ordinary course of business in the Company’s critical accounting policies, as disclosed in its Annual Report on Form 10-K for the fiscal year ended August 30, 2025.
Recently Adopted Accounting Standards
See Note 1, “Basis of Presentation” in the Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For information regarding our exposure to certain market risks, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Interest Rate Risks” under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of Part II of our Annual Report on Form 10-K for the fiscal year ended August 30, 2025. Except as described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Report, there have been no significant changes in our financial instrument portfolio or interest rate risk since our August 30, 2025 fiscal year-end.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended November 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the matters referred to above, on March 14, 2025, a complaint was filed in the Supreme Court of the State of New York, County of New York by Macomb County Retiree Health Care Fund (“MCRHC”) against the Company and certain officers, directors and shareholders of the Company (the “Macomb Litigation”). In June 2025, the MCRHC filed an amended complaint. The action is purportedly brought by MCRHC individually, and on behalf of others similarly situated, as a class action or in the alternative, as a derivative action on behalf of the Company. The amended complaint also asserts a breach of contract claim against the Company. The amended complaint alleges, among other things, breaches of fiduciary duties for actions related to the Reclassification and seeks disgorgement, unspecified damages, costs and expenses and such other relief as the court may deem proper. On November 14, 2025, the Company’s motion to dismiss the amended complaint was denied. As a result, the Macomb Litigation is continuing while the Company continues to vigorously defend itself. While at this time the ultimate cost to resolve this matter is not reasonably estimable, we have incurred, and may be required in future to incur further, legal fees and other expenses related to the Macomb Litigation.
Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the risks and the uncertainties discussed in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended August 30, 2025, which could materially affect our business, financial condition and/or operating results. There have been no material changes in the Company’s risk factors from those disclosed in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth repurchases by the Company of its outstanding shares of Class A Common Stock, which are listed on the New York Stock Exchange, during the thirteen-week period ended November 29, 2025:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
8/31/25-9/30/25	159	$91.33	—	1,413,423
10/1/25-10/30/25	319	$91.99	—	1,413,423
10/31/25-11/29/25	150,261	$85.94	100,000	1,313,423
Total	150,739		100,000
(1)During the thirteen weeks ended November 29, 2025, 50,739 shares of Class A Common Stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our stock-based compensation program and are included in the total number of shares purchased.
(2)Activity is reported on a trade date basis. Average price paid per share excludes excise tax levied by the Inflation Reduction Act of 2022.
(3)In June 2021, the Board of Directors of the Company terminated the existing share repurchase plan and authorized a new share repurchase plan (the “Share Repurchase Plan”) to purchase up to 5,000,000 shares of Class A Common Stock. There is no expiration date for the Share Repurchase Plan. As of November 29, 2025, the maximum number of shares of Class A Common Stock that may yet be repurchased under the Share Repurchase Plan was 1,313,423 shares.

Item 5. Other Information.
Insider Trading Arrangements
During the quarter ended November 29, 2025 none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits.
EXHIBIT INDEX

Exhibit No.	Description
10.1	MSC Executive Severance Plan.*†
10.2
Joinder and Amendment No. 1 to Receivables Purchase Agreement, dated as of December 10, 2025, by and among MSC Industrial Direct Co., Inc, MSC A/R Holding Co., LLC, Wells Fargo Bank, National Association and the purchasers listed thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2025 (File No. 001-14130)).

10.3
Confidential Separation and Release Agreement, dated December 31, 2025, between MSC Industrial Direct Co., Inc., Sid Tool Co., Inc. and Erik Gershwind (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on January 5, 2026 (File No. 001-14130)).

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

MSC INDUSTRIAL DIRECT CO., INC. (Registrant)

Dated: January 7, 2026	By:	/s/ MARTINA MCISAAC
Martina McIsaac President and Chief Executive Officer (Principal Executive Officer)

Dated: January 7, 2026	By:	/s/ GREG CLARK
Greg Clark Vice President and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)