Form 10-Q
period 2026-02-28
MSC INDUSTRIAL DIRECT CO INC
filed 2026-04-01
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 20, 2026, 55,834,311 shares of Class A Common Stock of the registrant were outstanding.

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

MSC INDUSTRIAL DIRECT CO., INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2026
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	February 28, 2026	August 30, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$46,192	$56,228
Accounts receivable, net of allowance for credit losses of $20,933 and $22,365, respectively	373,553	423,306
Inventories	677,384	644,090
Prepaid expenses and other current assets	132,599	102,930
Total current assets	1,229,728	1,226,554
Property, plant and equipment, net	345,001	346,706
Goodwill	724,456	723,702
Identifiable intangibles, net	77,829	85,455
Operating lease assets	46,459	52,464
Other assets	27,344	27,183
Total assets	$2,450,817	$2,462,064
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt including obligations under finance leases	$317,233	$316,868
Current portion of operating lease liabilities	21,491	22,236
Accounts payable	222,143	225,150
Accrued expenses and other current liabilities	148,175	165,092
Total current liabilities	709,042	729,346
Long-term debt including obligations under finance leases	194,517	168,831
Noncurrent operating lease liabilities	25,491	30,872
Deferred income taxes and tax uncertainties	136,543	136,513
Total liabilities	1,065,593	1,065,562
Commitments and Contingencies
Shareholders’ Equity:
MSC Industrial Shareholders’ Equity:
Preferred Stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock; $0.001 par value; 100,000,000 shares authorized; 57,161,476 and 57,086,377 shares issued, respectively	57	57
Additional paid-in capital	1,102,284	1,093,630
Retained earnings	420,212	432,622
Accumulated other comprehensive loss	(18,438)	(20,736)
Class A treasury stock, at cost, 1,328,367 and 1,296,625 shares, respectively	(120,544)	(117,363)
Total MSC Industrial shareholders’ equity	1,383,571	1,388,210
Noncontrolling interest	1,653	8,292
Total shareholders’ equity	1,385,224	1,396,502
Total liabilities and shareholders’ equity	$2,450,817	$2,462,064

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Net sales	$917,774	$891,717	$1,883,458	$1,820,201
Cost of goods sold	540,186	526,487	1,113,193	1,076,784
Gross profit	377,588	365,230	770,265	743,417
Operating expenses	310,342	301,578	621,910	605,141
Restructuring and other costs	2,454	1,406	7,324	3,750
Income from operations	64,792	62,246	141,031	134,526
Other income (expense):
Interest expense	(5,587)	(6,226)	(11,003)	(12,301)
Interest income	130	233	405	574
Other expense, net	(3,317)	(4,540)	(6,901)	(10,484)
Total other expense	(8,774)	(10,533)	(17,499)	(22,211)
Income before provision for income taxes	56,018	51,713	123,532	112,315
Provision for income taxes	13,860	12,566	30,266	27,474
Net income	42,158	39,147	93,266	84,841
Less: Net loss attributable to noncontrolling interest	(326)	(167)	(1,022)	(1,096)
Net income attributable to MSC Industrial	$42,484	$39,314	$94,288	$85,937
Per share data attributable to MSC Industrial:
Net income per common share:
Basic	$0.76	$0.70	$1.69	$1.54
Diluted	$0.76	$0.70	$1.69	$1.54
Weighted-average shares used in computing net income per common share:
Basic	55,809	55,793	55,807	55,845
Diluted	55,900	55,851	55,938	55,960
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Net income, as reported	$42,158	$39,147	$93,266	$84,841
Other comprehensive income, net of tax:
Foreign currency translation adjustments	3,631	(2,596)	2,729	(6,662)
Comprehensive income(1)	45,789	36,551	95,995	78,179
Comprehensive income attributable to noncontrolling interest:
Net loss	326	167	1,022	1,096
Foreign currency translation adjustments	(323)	57	(431)	291
Comprehensive income attributable to MSC Industrial	$45,792	$36,775	$96,586	$79,566
(1)There were no material income taxes associated with other comprehensive income during the thirteen- and twenty-six-week periods ended February 28, 2026 and March 1, 2025.
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Class A Common Stock
Beginning Balance	$57	$57	$57	$57
Ending Balance	57	57	57	57
Additional Paid-in Capital
Beginning Balance	1,097,059	1,075,861	1,093,630	1,070,269
Associate Incentive Plans	5,225	3,987	10,818	9,604
Repurchase and retirement of Class A Common Stock, including excise tax	—	(25)	(17)	(50)
Purchase of Noncontrolling Interest	—	—	(2,147)	—
Ending Balance	1,102,284	1,079,823	1,102,284	1,079,823
Retained Earnings
Beginning Balance	426,719	443,349	432,622	456,850
Net Income	42,484	39,314	94,288	85,937
Repurchase and retirement of Class A Common Stock, including excise tax	—	(12,070)	(8,572)	(24,297)
Regular cash dividends declared on Class A Common Stock	(48,549)	(47,396)	(97,175)	(94,933)
Dividend equivalents declared, net of cancellations	(442)	(384)	(951)	(744)
Ending Balance	420,212	422,813	420,212	422,813
Accumulated Other Comprehensive Loss
Beginning Balance	(21,746)	(24,976)	(20,736)	(21,144)
Foreign Currency Translation Adjustment	3,308	(2,539)	2,298	(6,371)
Ending Balance	(18,438)	(27,515)	(18,438)	(27,515)
Treasury Stock
Beginning Balance	(120,918)	(119,207)	(117,363)	(114,235)
Associate Incentive Plans	1,138	988	1,953	1,844
Repurchase of Class A Common Stock, including excise tax	(764)	(467)	(5,134)	(6,295)
Ending Balance	(120,544)	(118,686)	(120,544)	(118,686)
Total Shareholders’ Equity Attributable to MSC Industrial	1,383,571	1,356,492	1,383,571	1,356,492
Noncontrolling Interest
Beginning Balance	1,656	8,322	8,292	9,485
Foreign Currency Translation Adjustment	323	(57)	431	(291)
Net loss	(326)	(167)	(1,022)	(1,096)
Purchase of Noncontrolling Interest	—	—	(6,048)	—
Ending Balance	1,653	8,098	1,653	8,098
Total Shareholders’ Equity	$1,385,224	$1,364,590	$1,385,224	$1,364,590
Dividends declared per Class A Common Share	$0.87	$0.85	$1.74	$1.70

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	February 28, 2026	March 1, 2025
Cash Flows from Operating Activities:
Net income	$93,266	$84,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,407	44,671
Amortization of cloud computing arrangements	598	995
Non-cash operating lease cost	11,819	12,189
Stock-based compensation	9,328	7,192
Loss on disposal of property, plant and equipment	153	401
Property, plant and equipment asset impairment	1,890	—
Non-cash changes in fair value of estimated contingent consideration	—	269
Provision for credit losses	3,142	4,316
Expenditures for cloud computing arrangements	(2,001)	(1,080)
Changes in operating assets and liabilities:
Accounts receivable	47,798	10,514
Inventories	(30,660)	(3,695)
Prepaid expenses and other current assets	(28,110)	(10,827)
Operating lease liabilities	(11,941)	(12,304)
Other assets	779	67
Accounts payable and accrued liabilities	(22,659)	18,785
Total adjustments	30,543	71,493
Net cash provided by operating activities	123,809	156,334
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(43,325)	(49,957)
Cash used in acquisitions, net of cash acquired	(240)	(790)
Net proceeds from sale of property	1,057	—
Net cash used in investing activities	(42,508)	(50,747)
Cash Flows from Financing Activities:
Repurchases of Class A Common Stock	(13,723)	(30,541)
Payments of regular cash dividends	(97,175)	(94,933)
Proceeds from sale of Class A Common Stock in connection with Associate Stock Purchase Plan	2,118	2,237
Proceeds from exercise of Class A Common Stock options	—	120
Borrowings under credit facilities	218,000	197,000
Payments under credit facilities	(193,000)	(166,750)
Purchase of noncontrolling interest	(8,195)	—
Borrowings under financing obligations	1,134	699
Other, net	(503)	(922)
Net cash used in financing activities	(91,344)	(93,090)
Effect of foreign exchange rate changes on cash and cash equivalents	7	(809)
Net (decrease) increase in cash and cash equivalents	(10,036)	11,688
Cash and cash equivalents—beginning of period	56,228	29,588
Cash and cash equivalents—end of period	$46,192	$41,276

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$40,233	$31,101
Cash paid for interest	$10,939	$12,250
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 1. Basis of Presentation
The unaudited Condensed Consolidated Financial Statements have been prepared by the management of MSC Industrial Direct Co., Inc. (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, “MSC Industrial” or the “Company”) and in the opinion of management include all normal recurring adjustments necessary to present fairly the Company’s financial position as of February 28, 2026 and August 30, 2025, results of operations for the thirteen and twenty-six weeks ended February 28, 2026 and March 1, 2025, and cash flows for the twenty-six weeks ended February 28, 2026 and March 1, 2025. The financial information as of August 30, 2025 was derived from the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 30, 2025.
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
Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to August 31st of each year. References to “fiscal year 2026” refer to the period from August 31, 2025 to August 29, 2026, which is a 52-week fiscal year. References to “fiscal year 2025” refer to the period from September 1, 2024 to August 30, 2025, which is a 52-week fiscal year. The fiscal quarters ended February 28, 2026 and March 1, 2025 refer to the thirteen weeks ended as of those dates.
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
Note 2. Revenue
Revenue Recognition
Net sales include product revenue and shipping and handling charges, net of estimated sales returns and any related sales incentives. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract, which is determined to occur when the customer obtains control of the products, and invoicing occurs at approximately the same point in time. The Company’s product sales have standard payment terms that do not exceed one year. The Company considers shipping and handling as activities to fulfill its performance obligations. Substantially all of the Company’s contracts have a single performance obligation, to deliver products, and are short-term in nature. The Company estimates product returns based on historical return rates. Total accrued sales returns were $6,497 and $7,089 as of February 28, 2026 and August 30, 2025, respectively, and are reported as Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets. Sales taxes and value-added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.
Consideration Payable to Customers
The Company offers customers sales incentives, which primarily consist of volume rebates, and upfront sign-on payments. These volume rebates and sign-on payments are not in exchange for a distinct good or service and result in a reduction of net sales from the goods transferred to the customer at the later of when the related revenue is recognized or when the Company promises to pay the consideration. The Company estimates its volume rebate accruals and records its sign-on payments based on various factors, including contract terms, historical experience, and performance levels. Total accrued sales incentives, primarily related to volume rebates, were $30,354 and $22,948 as of February 28, 2026 and August 30, 2025, respectively, and are included in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets. Sign-on payments, not yet recognized as a reduction of net sales, are recorded in Prepaid expenses and other current assets in the unaudited Condensed Consolidated Balance Sheets and were $6,090 and $6,723 as of February 28, 2026 and August 30, 2025, respectively.
Contract Assets and Liabilities
The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company records a contract liability when customers prepay but the Company has not yet satisfied its performance obligations. The Company did not have material contract assets or liabilities as of February 28, 2026 and August 30, 2025.
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

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
The following table presents the Company’s percentage of revenue by customer end-market for the thirteen- and twenty-six-week periods ended February 28, 2026 and March 1, 2025:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 28, 2026	March 1, 2025 (2)	February 28, 2026	March 1, 2025
Manufacturing Heavy	58%	58%	58%	58%
Manufacturing Light	9%	9%	9%	9%
Public Sector	9%	9%	9%	9%
Retail/Wholesale	7%	7%	7%	7%
Commercial Services	4%	5%	4%	5%
Other (1)	13%	12%	13%	12%
Total	100%	100%	100%	100%

(1)The Other category primarily makes up specific industry classifications that do not individually exceed 3% of net sales.
(2)Prior year data includes the effect of a reclassification of end-markets, primarily between Manufacturing Heavy/Light and Other.

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

The following table presents the Company’s percentage of revenue by customer type for the thirteen- and twenty-six-week periods ended February 28, 2026 and March 1, 2025:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
National Account Customers	36%	37%	36%	37%
Public Sector Customers	9%	9%	9%	9%
Core and Other Customers	55%	54%	55%	54%
Total	100%	100%	100%	100%
The Company’s revenue originating from the following geographic areas was as follows for the thirteen- and twenty-six-week periods ended February 28, 2026 and March 1, 2025:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
United States	95%	95%	95%	95%
Mexico	2%	2%	2%	2%
Canada	2%	2%	2%	2%
North America	99%	99%	99%	99%
Other foreign countries	1%	1%	1%	1%
Total	100%	100%	100%	100%

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Note 3. Net Income per Share
Basic net income per share is computed by dividing net income by the weighted-average number of shares of the Company’s Class A Common Stock (“Class A Common Stock”) outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of Class A Common Stock outstanding during the period, including potentially dilutive shares of Class A Common Stock equivalents outstanding during the period. The dilutive effect of potential shares of Class A Common Stock is determined using the treasury stock method. The following table sets forth the computation of basic and diluted net income per common share under the treasury stock method for the thirteen- and twenty-six-week periods ended February 28, 2026 and March 1, 2025:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Numerator:
Net income attributable to MSC Industrial, as reported	$42,484	$39,314	$94,288	$85,937
Denominator:
Weighted-average shares outstanding for basic net income per share	55,809	55,793	55,807	55,845
Effect of dilutive securities	91	58	131	115
Weighted-average shares outstanding for diluted net income per share	55,900	55,851	55,938	55,960
Net income per share:
Basic	$0.76	$0.70	$1.69	$1.54
Diluted	$0.76	$0.70	$1.69	$1.54

Potentially dilutive securities	—	204	—	151
Potentially dilutive securities attributable to outstanding share-based awards are excluded from the calculation of diluted net income per share when the combined exercise price and average unamortized fair value are greater than the average market price of Class A Common Stock, and, therefore, their inclusion would be anti-dilutive.
Note 4. Stock-Based Compensation
The Company accounts for all stock-based payments in accordance with Accounting Standards Codification Topic 718, “Compensation—Stock Compensation,” as amended. Stock-based compensation expense included in Operating expenses for the thirteen- and twenty-six-week periods ended February 28, 2026 and March 1, 2025 was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Stock-based compensation expense (1)	$4,950	$3,630	$9,328	$7,192
Deferred income tax benefit	(1,221)	(883)	(2,285)	(1,759)
Stock-based compensation expense, net	$3,729	$2,747	$7,043	$5,433
(1)Includes equity award acceleration costs associated with associate severance and separation, which are included in Restructuring and other costs in the unaudited Condensed Consolidated Statements of Income for the thirteen- and twenty-six-week periods ended February 28, 2026. See Note 9, “Restructuring and Other Costs” for additional information.

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
The following table summarizes the Company’s non-vested RSU and PSU award activity under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (the “2015 Omnibus Incentive Plan”) and the 2023 Omnibus Incentive Plan (the “2023 Omnibus Incentive Plan”) (based on target award amounts for PSUs) for the twenty-six-week period ended February 28, 2026:

	Restricted Stock Units		Performance Share Units
	Shares	Weighted-Average Grant Date Fair Value per Share	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested at August 30, 2025	449	$85.68	112	$86.28
Granted	225	84.99	63	84.79
Vested	(159)	85.55	—	—
Forfeited	(28)	85.06	(41)	82.92
Non-vested at February 28, 2026 (1)	487	$85.44	134	$86.61

(1)Excludes approximately 28 and 4 shares of accrued incremental dividend equivalent rights on outstanding RSUs and PSUs, respectively, granted under the 2015 Omnibus Incentive Plan and the 2023 Omnibus Incentive Plan.
The fair value of each RSU and PSU granted is the closing stock price on the New York Stock Exchange of Class A Common Stock on the date of grant. RSUs are expensed over the vesting period of each respective grant and PSUs are expensed over the three-year performance period of each respective grant. Forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimated forfeitures. The Company uses historical data to estimate pre-vesting RSU and PSU forfeitures and records stock-based compensation expense only for RSU and PSU awards that are expected to vest. Upon vesting, and, in the case of the PSUs, subject to the achievement of specific performance goals, a portion of the RSU and PSU awards may be withheld to satisfy the statutory income tax withholding obligation, and the remaining RSUs and PSUs will be settled in shares of Class A Common Stock. These awards accrue dividend equivalents on the underlying RSUs and PSUs (in the form of additional stock units) based on dividends declared on Class A Common Stock, and these dividend equivalents are paid to the award recipient in the form of unrestricted shares of Class A Common Stock on the vesting dates of the underlying RSUs and PSUs, subject, in the case of the dividend equivalents on the underlying PSUs, to the same performance vesting requirements. The unrecognized stock-based compensation costs related to the RSUs and PSUs at February 28, 2026 were $34,831 and $6,494, respectively, which are expected to be recognized over a weighted-average period of 3.0 and 1.9 years, respectively.
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

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and outstanding indebtedness. Cash and cash equivalents include investments in a money market fund which are reported at fair value. The fair value of money market funds is determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs within the fair value hierarchy. The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company’s debt instruments are classified as Level 2 within the fair value hierarchy. The reported carrying amounts of the Company’s financial instruments approximated their fair values as of February 28, 2026 and March 1, 2025.
During the thirteen- and twenty-six-week periods ended February 28, 2026 and March 1, 2025, the Company had no material remeasurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.
Note 6. Accounts Receivable
Accounts receivables at February 28, 2026 and August 30, 2025 consisted of the following:

	February 28, 2026	August 30, 2025
Accounts receivable	$394,486	$445,671
Less: allowance for credit losses	(20,933)	(22,365)
Accounts receivable, net	$373,553	$423,306

In the second quarter of fiscal year 2023, the Company entered into a Receivables Purchase Agreement (the “RPA”), by and among MSC A/R Holding Co., LLC, a wholly owned subsidiary of the Company (the “Receivables Subsidiary”), as seller, the Company, as master servicer, certain purchasers from time to time party thereto (collectively, the “Purchasers”), and Wells Fargo Bank, National Association, as administrative agent. Under the RPA, the Receivables Subsidiary may sell certain eligible receivables to the Purchasers. The RPA was amended in December 2025, which provided for, among other things, an extension of the scheduled termination date to December 8, 2028, the addition of a joining purchaser and an increase to the maximum aggregate commitment by $50,000 to a total of $350,000 which the Company has fully utilized as of February 28, 2026. The RPA continues to include customary representations and warranties for facilities of this type.

The Company continues to provide collection services for the receivables sold to the Purchasers. As cash is collected on sold receivables, the Receivables Subsidiary continuously sells new qualifying receivables to the Purchasers so that the total principal amount outstanding of receivables sold is approximately $350,000. The total principal amount outstanding of receivables sold was approximately $350,000 and $300,000 as of February 28, 2026 and August 30, 2025, respectively. The amount of receivables retained and pledged as collateral by the Company as of February 28, 2026 and August 30, 2025 was $307,606 and $359,465, respectively.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
The following table summarizes the activity and amounts outstanding under the RPA for the thirteen- and twenty-six-week periods ended February 28, 2026 and March 1, 2025.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Receivables sold under the RPA	$410,952	$323,589	$717,404	$632,295
Cash collected on sold receivables under the RPA	$360,952	$323,589	$667,404	$632,295
The receivables sold incurred fees due to the Purchasers of $3,873 and $7,517 during the thirteen- and twenty-six-week periods ended February 28, 2026, respectively, and $3,863 and $8,065 during the thirteen- and twenty-six-week periods ended March 1, 2025, respectively, which were recorded within Other expense, net in the unaudited Condensed Consolidated Statements of Income. The financial covenants under the RPA are substantially the same as those under the Credit Facilities (as defined below). See Note 7, “Debt” for more information about these financial covenants.
Note 7. Debt
Debt at February 28, 2026 and August 30, 2025 consisted of the following:

	February 28, 2026		August 30, 2025
Amended Revolving Credit Facility	$90,000		$65,000
Uncommitted Credit Facilities	217,000		217,000
Long-Term Note Payable	4,750		4,750
Private Placement Debt:
2.90% Senior Notes, Series B, due July 28, 2026	100,000		100,000
2.60% Senior Notes, due March 5, 2027	50,000		50,000
5.73% Senior Notes, due April 18, 2027	50,000		50,000
Financing arrangements	766		38
Obligations under finance leases	599		450
Less: unamortized debt issuance costs	(1,365)		(1,539)
Total debt, including obligations under finance leases	$511,750		$485,699
Less: current portion	(317,233)	(1)	(316,868)	(2)
Total long-term debt, including obligations under finance leases	$194,517		$168,831
(1)Consists of $217,000 from the Uncommitted Credit Facilities (as defined below), $100,000 from the 2.90% Senior Notes, Series B, due July 28, 2026, $388 from financing arrangements, $194 from obligations under finance leases and net of unamortized debt issuance costs of $349 expected to be amortized in the next 12 months.
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
The Amended Revolving Credit Facility permits up to $50,000 to be used to fund letters of credit. The Amended Revolving Credit Facility also permits the Company to initiate one or more incremental term loan facilities and/or to increase the revolving loan commitments in an aggregate amount not to exceed $300,000. Subject to certain limitations, each such incremental term loan facility or revolving loan commitment increase will be on terms as agreed to by the Company, the administrative agent and the lenders providing such financing. Outstanding letters of credit were $9,328 and $6,304 at February 28, 2026 and August 30, 2025, respectively.
Uncommitted Credit Facilities
During fiscal years 2025 and 2026, the Company either extended or amended all three of its uncommitted credit facilities. These facilities (collectively, the “Uncommitted Credit Facilities” and, together with the Amended Revolving Credit Facility, the “Credit Facilities”) total $230,000 in aggregate maximum uncommitted availability, under which $217,000 was outstanding at each of February 28, 2026 and August 30, 2025, and are included in Current portion of debt including obligations under finance leases in the unaudited Condensed Consolidated Balance Sheets. The interest rate on the Uncommitted Credit Facilities is based on the Secured Overnight Financing Rate. Borrowings under the Uncommitted Credit Facilities are due at the end of the applicable interest period, which is typically one month but may be up to six months and may be rolled over to a new interest period at the option of the applicable lender. The Company’s lenders have, in the past, been willing to roll over the principal amount outstanding under the Uncommitted Credit Facilities at the end of each interest period but are not obligated to do so. Each Uncommitted Credit Facility matures within one year of entering into such Uncommitted Credit Facility and contains certain limited covenants which are substantially the same as the limited covenants contained in the Amended Revolving Credit Facility. All of the Uncommitted Credit Facilities are unsecured and rank equally in right of payment with the Company’s other unsecured indebtedness.
During the twenty-six-week period ended February 28, 2026, the Company borrowed an aggregate $218,000 and repaid an aggregate $193,000 under the Credit Facilities. As of February 28, 2026 and August 30, 2025, the weighted-average interest rates on borrowings under the Credit Facilities were 4.53% and 5.19%, respectively.
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
Covenants
Each of the Credit Facilities and the Private Placement Debt imposes several restrictive covenants. As of February 28, 2026, the Company was in compliance with the operating and financial covenants of the Credit Facilities and the Private Placement Debt.
Note 8. Shareholders’ Equity
Common Stock Repurchases and Treasury Stock
In June 2021, the Board of Directors of the Company (the “Board”) terminated the existing share repurchase plan and authorized a new share repurchase plan (the “Share Repurchase Plan”) to purchase up to 5,000 shares of Class A Common Stock. There is no expiration date for the Share Repurchase Plan. As of February 28, 2026, the maximum number of shares of Class A Common Stock that were available for repurchase under the Share Repurchase Plan was 1,313 shares. The Share Repurchase Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Exchange Act.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
During the thirteen- and twenty-six-week periods ended February 28, 2026, the Company repurchased 9 shares and 160 shares, respectively, of Class A Common stock for $764 and $13,723, respectively. From these totals, 9 shares and 60 shares, respectively, were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its stock-based compensation program and are reflected at cost as treasury stock in the unaudited Condensed Consolidated Financial Statements for the thirteen- and twenty-six-week periods ended February 28, 2026 and the remainder were immediately retired. During the thirteen- and twenty-six-week periods ended March 1, 2025, the Company repurchased 158 shares and 377 shares, respectively, of Class A Common Stock for $12,469 and $30,541, respectively. From these totals, 5 shares and 75 shares, respectively, were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its stock-based compensation program and are reflected at cost as treasury stock in the unaudited Condensed Consolidated Financial Statements for the thirteen- and twenty-six-week periods ended March 1, 2025 and the remainder were immediately retired.
As of August 30, 2025, the Company had accrued $71 for excise tax on share repurchases which was included in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets. As of February 28, 2026, no accrual was required.
The Company reissued 16 shares and 28 shares of treasury stock during the thirteen- and twenty-six-week periods ended February 28, 2026, respectively, and reissued 17 shares and 31 shares of treasury stock during the thirteen- and twenty-six-week periods ended March 1, 2025, respectively, to fund the MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan.
Dividends on Common Stock
The Company paid aggregate regular cash dividends of $1.74 per share totaling $97,175 for the twenty-six-week period ended February 28, 2026. For the twenty-six-week period ended March 1, 2025, the Company paid aggregate regular cash dividends of $1.70 per share totaling $94,933.
On March 19, 2026, the Board declared a regular cash dividend of $0.87 per share, payable on April 22, 2026, to shareholders of record at the close of business on April 8, 2026. The dividend is expected to result in aggregate payments of $48,576 based on the number of shares outstanding on March 20, 2026.
Note 9. Restructuring and Other Costs
Optimization of Company Operations, Profitability Improvement and Growth Acceleration
The Company continues to identify opportunities for improvements in its workforce realignment, strategy and staffing, and its focus on performance management, to ensure it has the right skill sets and number of associates to execute its long-term vision. As such, from time to time the Company extends voluntary and involuntary severance and separation benefits to certain associates in order to facilitate its workforce realignment. During the twenty-six weeks ended February 28, 2026, the Company reduced its headcount by eliminating various positions as part of its sales optimization efforts as the Company implements its refreshed go to market strategy. Workforce realignment actions related to this restructuring event were substantially completed as of February 28, 2026.
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

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
The following table summarizes Restructuring and other costs for the thirteen- and twenty-six-week periods ended February 28, 2026 and March 1, 2025:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Consulting-related costs	$315	$1,406	$1,241	$3,750
Associate severance and separation costs	1,817	—	5,709	—
Equity award acceleration costs associated with severance	322	—	374	—
Total Restructuring and other costs	$2,454	$1,406	$7,324	$3,750
Liabilities associated with Restructuring and other costs are included in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheet as of February 28, 2026. The following table summarizes activity related to liabilities associated with Restructuring and other costs for the twenty-six-week period ended February 28, 2026:

	Consulting-related costs	Associate severance and separation costs	Total
Balance at August 30, 2025	$295	$3,397	$3,692
Additions	1,241	5,709	6,950
Payments and other adjustments	(1,536)	(7,443)	(8,979)
Balance at February 28, 2026	$—	$1,663	$1,663
Note 10. Income Taxes
The Company’s effective tax rate was 24.5% for both twenty-six-week periods ended February 28, 2026 and March 1, 2025. The effective tax rate is higher than the federal statutory tax rate primarily due to state taxes.

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
During the twenty-six-week period ended February 28, 2026, there were no material changes in unrecognized tax benefits.
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
In addition to the matters set forth above, on March 14, 2025, a complaint was filed in the Supreme Court of the State of New York, County of New York by Macomb County Retiree Health Care Fund (“MCRHC”) against the Company and certain officers, directors and shareholders of the Company (the “Macomb Litigation”). In June 2025, MCRHC filed an amended complaint. The amended complaint alleges, among other things, breaches of fiduciary duties for actions related to

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
the Reclassification (as defined below) and seeks damages, recovery of costs and expenses and such other relief as the court may deem proper. On November 14, 2025, the Company's motion to dismiss the amended complaint was denied. On February 20, 2026, the Company filed an appeal of the trial court’s decision with respect to the Company’s motion to dismiss. We have incurred, and may be required in the future to incur further, legal fees and other expenses related to the Macomb Litigation as the Company continues to vigorously defend itself; however, the ultimate cost to resolve this matter is not reasonably estimable at this time.
Note 12. Segment Reporting
The Company operates in one operating and reportable segment which aligns with the Company’s go to market strategy as a leading North American distributor of a broad range of industrial products and services. The Company serves a large number of customers in diverse industries through the sale of products and services in categories such as metalworking, MRO, Class C Consumables and OEM. Substantially all of the Company's revenues and long-lived assets are from or in the United States. In accordance with FASB ASU 2023-07, operating segments are sections of the business with separate financial information that is regularly reviewed by the chief operating decision maker ("CODM") in assessing company performance and allocation of resources. As of February 28, 2026, the Company's CODM is the President & Chief Executive Officer. The CODM regularly reviews consolidated operating margin and net income to assess Company performance, drive growth, and allocate resources to strategic priorities. The CODM reviews total assets at the consolidated level to make significant capital expenditure decisions for the Company.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
The following table presents selected financial information regarding the Company's single reportable segment for the thirteen- and twenty-six-week periods ended February 28, 2026 and March 1, 2025:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Net sales	$917,774	$891,717	$1,883,458	$1,820,201
Cost of goods sold	540,186	526,487	1,113,193	1,076,784
Payroll and payroll-related costs	171,197	173,274	345,705	346,964
Freight expense	35,018	35,786	71,412	73,271
Depreciation and amortization	24,808	22,493	49,429	43,680
Restructuring and other costs	2,454	1,406	7,324	3,750
Other segment items (1)	79,319	70,025	155,364	141,226
Income from operations	64,792	62,246	141,031	134,526
Operating Margin	7.1%	7.0%	7.5%	7.4%
Other Income (Expense)
Interest expense	(5,587)	(6,226)	(11,003)	(12,301)
Interest income	130	233	405	574
Other expense, net (2)	(3,317)	(4,540)	(6,901)	(10,484)
Income before provision for income taxes	56,018	51,713	123,532	112,315
Provision for income taxes	13,860	12,566	30,266	27,474
Net income	$42,158	$39,147	$93,266	$84,841
(1) Other segment items consists primarily of professional fees, software and hardware costs, auto expenses, advertising expenses, stock-based compensation and other selling, general, and administrative expenses.
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
Our Business

MSC is a leading North American distributor of a broad range of metalworking, maintenance, repair and operations (“MRO”), and production fastener and hardware products and services. We help our customers drive greater productivity, profitability and operational performance with industry-leading inventory management and supply chain solutions and deep expertise from more than 80 years of working with customers across industries. We offer approximately 2.5 million active, saleable stock-keeping units through our E-commerce channels, including our website, www.mscdirect.com (the “MSC website”); our inventory management solutions; our catalogs; our brochures; and our customer care centers, customer fulfillment centers (“CFCs”), regional inventory centers and warehouses. We service our customers from five CFCs, nine regional inventory centers, 37 warehouses, and five manufacturing locations. We continue to implement our strategies to gain market share, generate new customers, increase sales to existing customers and diversify our customer base.

Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customer’s needs. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received. We focus on offering inventory, process and procurement solutions that reduce supply chain costs and improve plant floor productivity for our customers. We aim to achieve ongoing cost reductions throughout our business by implementing cost-saving strategies and leveraging our existing infrastructure. Additionally, we provide our customers with further procurement cost-saving solutions through technologies such as our Vendor Managed Inventory (“VMI”), Customer Managed Inventory (“CMI”) and vending programs — helping reduce downtime and ensure critical products are available when and where they are needed. Our vending machines in service totaled 30,414 as of February 28, 2026, compared to 28,085 as of March 1, 2025, and our In-Plant programs totaled 423 locations as of February 28, 2026, compared to 387 as of March 1, 2025. Our sales force, which focuses on a more complex and high-touch role, drives value for our customers by enabling them to achieve higher levels of growth, profitability and productivity. Our field sales and service associate headcount was 2,473 as of February 28, 2026, compared to 2,726 as of March 1, 2025.
Highlights
Highlights during the twenty-six weeks ended February 28, 2026 include:
•We generated $123.8 million of cash from operations, compared to $156.3 million for the same period in the prior fiscal year.
•We had net borrowings of $25.0 million on our credit facilities, compared to net borrowings of $30.3 million for the same period in the prior fiscal year.
•We paid out an aggregate $97.2 million in regular cash dividends, compared to an aggregate $94.9 million in regular cash dividends for the same period in the prior fiscal year.
•We repurchased 160 thousand shares of MSC’s Class A Common Stock, par value $0.001 per share (“Class A Common Stock”) for $13.7 million, excluding excise taxes, compared to 377 thousand shares repurchased for $30.5 million, excluding excise taxes, for the same period in the prior fiscal year.
•We amended our Receivables Purchase Agreement (the “RPA”) which increased the amount available under the facility by $50.0 million. Proceeds from the RPA were utilized to pay down existing debt on our credit facilities.
•We incurred $7.3 million in Restructuring and other costs, compared to $3.8 million for the same period in the prior fiscal year, consisting primarily of current year severance and separation costs associated with the Company’s sales optimization efforts as well as consulting-related costs in the current and prior fiscal year.
Our Strategy
The first phase of our Company-wide initiative, referred to as “Mission Critical,” focused on market share capture and improved profitability. We successfully executed on the first phase of Mission Critical initiatives at the end of fiscal year 2023, which included solidifying our market-leading metalworking business, with an emphasis on selling our product portfolio, expanding our solutions, improving our digital and E-commerce capabilities and diversifying our customers and end-markets. The next phase of our Mission Critical journey, which began in fiscal year 2024, is anchored in three pillars: (i) maintaining the momentum of the first phase of the Mission Critical program and our existing growth drivers, (ii) increasing our focus on both core customers and OEM fasteners, and (iii) driving productivity improvements and reducing operating expenses as a percentage of net sales. To accomplish the next phase of our Mission Critical journey, we intend to leverage investments in advanced analytics to improve supply chain performance and upgrade our digital core to unlock productivity within our order-to-cash and procure-to-pay processes. In fiscal year 2024, we completed our web price realignment initiative. In fiscal year 2025, we launched our enhanced marketing efforts, rolled out several E-commerce enhancements and began our sales optimization initiative, which included investment in an enhanced, data-driven territory model to optimize field seller portfolios. The Company continued its sales optimization efforts during the first half of fiscal year 2026.
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
Business Environment
The United States economy has experienced various macroeconomic pressures in recent years including pricing pressure from tariffs and inflation, sustained high interest rates, increased fuel costs and general economic and political uncertainty. The impact from tariffs was most significant in the latter half of the Company's fiscal year 2025 and has continued into fiscal year 2026. Furthermore, as a supplier to the United States federal government, the federal government shutdown during the Company’s fiscal first quarter and the partial federal government shut downs during the Company’s fiscal second quarter negatively impacted sales to our public sector end-market. Additionally, increased fuel costs resulting from the conflict in Iran and geopolitical tensions in the region has increased macroeconomic uncertainty generally and may lead to higher freight expense and cost pressure on the products offered by the Company. These pressures have impacted, and may continue to impact in the future, the Company’s business, financial condition and results of operations.
We utilize various indices when evaluating the level of our business activity, including the Industrial Production (“IP”) Index. Through statistical analysis, we have found that trends in our customers’ activity have correlated to changes in the IP Index. The IP Index measures short-term changes in industrial production. Growth in the IP Index compared to the prior quarter indicates growth in the manufacturing, mining and utilities industries. Approximately 67% of our revenues came from sales in the manufacturing sector during both the thirteen- and twenty-six-week periods ended February 28, 2026. After giving effect to the annual technical revisions to calculations of the IP Index which occurred in November 2025, the IP Index over the three months ended February 2026 and the average for the three- and 12-month periods ended February 2026 were as follows:

Period	IP Index
December	101.7
January	102.4
February	102.6

Fiscal Year 2026 Q2 Average	102.2
12-Month Average	101.6

The average IP Index for the three months ended February 2026 was 102.2, an increase compared to the prior quarter average of 101.7 and an increase from an average of 100.5 during the comparative quarter in the prior year.

During fiscal year 2026, the Company has experienced a more constructive demand environment compared to much of fiscal year 2025. The heavy manufacturing industry, which represented 58% of our revenues during the thirteen-week period ended February 28, 2026, showed signs of expansion. Several IP subindexes, including Aerospace, Machinery and Equipment, Primary Metals and Fabricated Metals improved. Non-manufacturing demand, in particular the Company’s public sector end-market, recovered from lower sales levels in the first fiscal quarter as a result of the federal government shutdown but such recovery was partially offset by the partial federal government shutdowns during January and February and continuing into our third fiscal quarter. We will monitor the current economic conditions for the impact on our customers and markets and assess both risks and opportunities that may affect our business and operations.

Thirteen-Week Period Ended February 28, 2026 Compared to the Thirteen-Week Period Ended March 1, 2025
The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	February 28, 2026		March 1, 2025		Change
	$	%	$	%	$	%
Net sales	$917,774	100.0%	$891,717	100.0%	$26,057	2.9%
Cost of goods sold	540,186	58.9%	526,487	59.0%	13,699	2.6%
Gross profit	377,588	41.1%	365,230	41.0%	12,358	3.4%
Operating expenses	310,342	33.8%	301,578	33.8%	8,764	2.9%
Restructuring and other costs	2,454	0.3%	1,406	0.2%	1,048	74.5%
Income from operations	64,792	7.1%	62,246	7.0%	2,546	4.1%
Total other expense	(8,774)	(1.0)%	(10,533)	(1.2)%	1,759	(16.7)%
Income before provision for income taxes	56,018	6.1%	51,713	5.8%	4,305	8.3%
Provision for income taxes	13,860	1.5%	12,566	1.4%	1,294	10.3%
Net income	42,158	4.6%	39,147	4.4%	3,011	7.7%
Less: Net loss attributable to noncontrolling interest	(326)	0.0%	(167)	0.0%	(159)	95.2%
Net income attributable to MSC Industrial	$42,484	4.6%	$39,314	4.4%	$3,170	8.1%
Net Sales
Net sales increased 2.9%, or $26.1 million, to $917.8 million for the thirteen-week period ended February 28, 2026, as compared to $891.7 million for the same period in the prior fiscal year. The $26.1 million increase in net sales was comprised of a positive impact from pricing of $58.8 million and favorable foreign exchange impact of $2.9 million, partially offset by $35.6 million of lower sales volume. The positive pricing impact was inclusive of changes in customer and product mix, discounting, favorable tariff-related pricing actions and other items. Of the $26.1 million increase in net sales during the thirteen-week period ended February 28, 2026, sales to our core and other customers increased $26.5 million, sales to our national account customers increased $0.6 million and sales to our public sector customers decreased $1.0 million.

The table below shows, among other things, the change in our average daily sales (“ADS”) by total Company, by customer end-market and by customer type for the thirteen-week periods ended February 28, 2026 and March 1, 2025, each as compared to the same period in the prior fiscal year:
ADS Percentage Change
(Unaudited)

	Thirteen Weeks Ended
	February 28, 2026	March 1, 2025
Net Sales (in thousands)	$917,774	$891,717
Sales Days	63	63
ADS (1) (in millions)	$14.6	$14.2
Total Company ADS Percent Change (2)	2.9%	(4.7)%

Customer End-Market:
Manufacturing Customers ADS Percent Change (2)(3)	2.7%	(6.3)%
Manufacturing Customers Percent of Total Net Sales (3)	67%	67%

Non-Manufacturing Customers ADS Percent Change (2)(3)	3.5%	(1.2)%
Non-Manufacturing Customers Percent of Total Net Sales (3)	33%	33%

Customer Type:
National Account Customers ADS Percent Change (2)	0.2%	(5.4)%
National Account Customers Percent of Total Net Sales	36%	37%

Public Sector Customers ADS Percent Change (2)	(1.2)%	13.2%
Public Sector Customers Percent of Total Net Sales	9%	9%

Core and Other Customers ADS Percent Change (2)	5.5%	(6.8)%
Core and Other Customers Percent of Total Net Sales	55%	54%

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
(3)Prior year data includes the effect of a reclassification of end-markets, primarily between Manufacturing Heavy/Light and Other.
We believe that our ability to transact business with our customers directly through the MSC website as well as through various other electronic portals gives us a competitive advantage over smaller suppliers. Sales made through our E-commerce platforms, including sales made through Electronic Data Interchange (“EDI”) systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 64.1% of consolidated net sales for the thirteen-week period ended February 28, 2026, as compared to 63.6% of consolidated net sales for the same period in the prior fiscal year.
Gross Profit
Gross profit increased 3.4%, or $12.4 million, to $377.6 million for the thirteen-week period ended February 28, 2026, compared to $365.2 million for the same period in the prior fiscal year. Gross profit margin was 41.1% for the thirteen-week period ended February 28, 2026, as compared to 41.0% for the same period in the prior fiscal year. The increase in gross profit was primarily a result of an increase in net sales, as described above, while the increase in gross profit margin was primarily a result of favorable pricing actions as a result of tariff-driven product cost inflation concerns.

Operating Expenses
Operating expenses increased 2.9%, or $8.8 million, to $310.3 million for the thirteen-week period ended February 28, 2026, as compared to $301.6 million for the same period in the prior fiscal year. Operating expenses were 33.8% of net sales for both the thirteen-week periods ended February 28, 2026 and March 1, 2025. The largest contribution to the increase in Operating expenses was higher depreciation and amortization expense.
Payroll and payroll-related costs, which include salary, incentive compensation, sales commission and fringe benefit costs, were $171.2 million, or 55.2% of total Operating expenses, for the thirteen-week period ended February 28, 2026, as compared to $173.3 million, or 57.5% of total Operating expenses, for the same period in the prior fiscal year. The headcount reduction actions during fiscal year 2026 resulted in lower salary, sales commissions and incentive compensation costs, which was partially offset by our annual merit increase.
Freight expense was $35.0 million for the thirteen-week period ended February 28, 2026, as compared to $35.8 million for the same period in the prior fiscal year. The primary driver of the decrease was favorable third-party shipping rates achieved through our network optimization initiatives.
Depreciation and amortization was $24.8 million for the thirteen-week period ended February 28, 2026, as compared to $22.5 million for the same period in the prior fiscal year. The primary drivers of the increase in depreciation and amortization were increased capital expenditures related to E-commerce and digital initiatives.
Restructuring and Other Costs

We incurred $2.5 million in Restructuring and other costs for the thirteen-week period ended February 28, 2026, as compared to $1.4 million for the same period in the prior fiscal year. The increase was primarily related to higher severance and separation benefits associated with the Company’s workforce realignment actions in the current fiscal year. See Note 9, “Restructuring and Other Costs” in the Notes to Condensed Consolidated Financial Statements for additional information.

Income from Operations
Income from operations increased 4.1%, or $2.5 million, to $64.8 million for the thirteen-week period ended February 28, 2026, as compared to $62.2 million for the same period in the prior fiscal year. Income from operations as a percentage of net sales increased to 7.1% for the thirteen-week period ended February 28, 2026, as compared to 7.0% for the same period in the prior fiscal year. The increase in income from operations as a percentage of net sales was primarily attributable to, as described above, an increase in gross profit margin.
Total Other Expense

Total other expense decreased 16.7%, or $1.8 million, to $8.8 million for the thirteen-week period ended February 28, 2026, as compared to $10.5 million for the same period in the prior fiscal year. The decrease was primarily due to lower interest costs on our Credit Facilities and remeasurement gains from foreign exchange compared to foreign exchange losses in the prior year.
Provision for Income Taxes
The Company’s effective tax rate for the thirteen-week period ended February 28, 2026 was 24.7%, as compared to 24.3% for the same period in the prior fiscal year. The increase in the effective tax rate was primarily due to lower permanent deductions compared to the prior year.
Net Income
The factors which affected net income for the thirteen-week period ended February 28, 2026, as compared to the same period in the prior fiscal year, have been discussed above.

Twenty-Six-Week Period Ended February 28, 2026 Compared to the Twenty-Six-Week Period Ended March 1, 2025
The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Twenty-Six Weeks Ended
	February 28, 2026		March 1, 2025		Change

	$	%	$	%	$	%
Net sales	$1,883,458	100.0%	$1,820,201	100.0%	$63,257	3.5%
Cost of goods sold	1,113,193	59.1%	1,076,784	59.2%	36,409	3.4%
Gross profit	770,265	40.9%	743,417	40.8%	26,848	3.6%
Operating expenses	621,910	33.0%	605,141	33.2%	16,769	2.8%
Restructuring and other costs	7,324	0.4%	3,750	0.2%	3,574	95.3%
Income from operations	141,031	7.5%	134,526	7.4%	6,505	4.8%
Total other expense	(17,499)	(0.9)%	(22,211)	(1.2)%	4,712	(21.2)%
Income before provision for income taxes	123,532	6.6%	112,315	6.2%	11,217	10.0%
Provision for income taxes	30,266	1.6%	27,474	1.5%	2,792	10.2%
Net income	93,266	5.0%	84,841	4.7%	8,425	9.9%
Less: Net loss attributable to noncontrolling interest	(1,022)	(0.1)%	(1,096)	(0.1)%	74	(6.8)%
Net income attributable to MSC Industrial	$94,288	5.0%	$85,937	4.7%	$8,351	9.7%
Net Sales
Net sales increased 3.5%, or $63.3 million, to $1,883.5 million for the twenty-six-week period ended February 28, 2026, as compared to $1,820.2 million for the same period in the prior fiscal year. The $63.3 million increase in net sales was comprised of a positive impact from pricing of $97.8 million and favorable foreign exchange impact of $3.9 million, partially offset by $38.4 million of lower sales volume. Of the $63.3 million increase in net sales during the twenty-six-week period ended February 28, 2026, sales to our core and other customers increased $58.4 million, sales to our national account customers increased $10.4 million and sales to our public sector customers decreased $5.5 million.

The table below shows, among other things, the change in our ADS by total Company, by customer end-market and by customer type for the twenty-six-week periods ended February 28, 2026 and March 1, 2025, each as compared to the same period in the prior fiscal year:
ADS Percentage Change
(Unaudited)

	Twenty-Six Weeks Ended
	February 28, 2026	March 1, 2025
Net Sales (in thousands)	$1,883,458	$1,820,201
Sales Days	125	125
ADS (1) (in millions)	$15.1	$14.6
Total Company ADS Percent Change (2)	3.5%	(3.7)%

Customer End-Market:
Manufacturing Customers ADS Percent Change (2)	3.1%	(4.9)%
Manufacturing Customers Percent of Total Net Sales	67%	67%

Non-Manufacturing Customers ADS Percent Change (2)	4.2%	(1.0)%
Non-Manufacturing Customers Percent of Total Net Sales	33%	33%

Customer Type:
National Account Customers ADS Percent Change (2)	1.5%	(3.5)%
National Account Customers Percent of Total Net Sales	36%	37%

Public Sector Customers ADS Percent Change (2)	(3.2)%	11.4%
Public Sector Customers Percent of Total Net Sales	9%	9%

Core and Other Customers ADS Percent Change (2)	6.0%	(6.0)%
Core and Other Customers Percent of Total Net Sales	55%	54%

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
We believe that our ability to transact business with our customers directly through the MSC website as well as through various other electronic portals gives us a competitive advantage over smaller suppliers. Sales made through our E-commerce platforms, including sales made through EDI systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 64.1% of consolidated net sales for the twenty-six-week period ended February 28, 2026, as compared to 63.7% of consolidated net sales for the same period in the prior fiscal year.
Gross Profit
Gross profit increased 3.6%, or $26.8 million, to $770.3 million for the twenty-six-week period ended February 28, 2026, compared to $743.4 million for the same period in the prior fiscal year. Gross profit margin was 40.9% for the twenty-six-week period ended February 28, 2026, as compared to 40.8% for the same period in the prior fiscal year. The increase in gross profit was primarily a result of higher net sales, as described above, while the increase in gross profit margin was primarily a result of favorable pricing actions as a result of tariff-driven product cost inflation concerns.

Operating Expenses
Operating expenses increased 2.8%, or $16.8 million, to $621.9 million for the twenty-six-week period ended February 28, 2026, as compared to $605.1 million for the same period in the prior fiscal year. Operating expenses were 33.0% of net sales for the twenty-six-week period ended February 28, 2026, as compared to 33.2% for the same period in the prior fiscal year. The increase in Operating expenses was primarily a result of advertising expense and higher depreciation and amortization expense. The decrease in operating expenses as a percentage of net sales was primarily due to growth in net sales outpacing the increase in Operating expenses.
Payroll and payroll-related costs, which include salary, incentive compensation, sales commission and fringe benefit costs, were $345.7 million, or 55.6% of total Operating expenses, for the twenty-six-week period ended February 28, 2026 as compared to $347.0 million, or 57.3% of total Operating expenses, for the same period in the prior fiscal year. The headcount reduction actions during fiscal year 2026 resulted in lower salary, sales commissions and incentive compensation costs, which was partially offset by our annual merit increase.
Freight expense was $71.4 million for the twenty-six-week period ended February 28, 2026, as compared to $73.3 million for the same period in the prior fiscal year. The primary driver of the decrease was favorable third-party shipping rates achieved through our network optimization initiatives.
Depreciation and amortization was $49.4 million for the twenty-six-week period ended February 28, 2026, as compared to $43.7 million for the same period in the prior fiscal year. The primary drivers of the increase in depreciation and amortization were increased capital expenditures related to E-commerce and digital initiatives.
Advertising expense was $26.5 million for the twenty-six-week period ended February 28, 2026, as compared to $22.8 million for the same period in the prior fiscal year. The primary driver of the increase was higher search engine marketing spend as part of the Company's enhanced marketing efforts which began in fiscal year 2025.
Restructuring and Other Costs
We incurred $7.3 million in Restructuring and other costs for the twenty-six-week period ended February 28, 2026, as compared to $3.8 million for the same period in the prior fiscal year. The increase was primarily related to higher severance and separation benefits associated with the Company’s workforce realignment actions in the current fiscal year. See Note 9, “Restructuring and Other Costs” in the Notes to Condensed Consolidated Financial Statements for additional information.
Income from Operations
Income from operations increased 4.8%, or $6.5 million, to $141.0 million for the twenty-six-week period ended February 28, 2026, as compared to $134.5 million for the same period in the prior fiscal year. Income from operations as a percentage of net sales increased to 7.5% for the twenty-six-week period ended February 28, 2026, as compared to 7.4% for the same period in the prior fiscal year. The increase in income from operations as a percentage of net sales was primarily attributable to, as described above, an increase in gross profit margin and a decrease in Operating expenses as a percentage of net sales.
Total Other Expense

Total other expense decreased 21.2%, or $4.7 million, to $17.5 million for the twenty-six-week period ended February 28, 2026, as compared to $22.2 million for the same period in the prior fiscal year. The decrease was primarily due to lower interest costs on our Credit Facilities, lower fees incurred associated with the Receivables Purchase Agreement and remeasurement gains from foreign exchange compared to foreign exchange losses in the prior year.
Provision for Income Taxes
The Company’s effective tax rate was 24.5% for both the twenty-six-week periods ended February 28, 2026 and March 1, 2025.

Net Income
The factors which affected net income for the twenty-six-week period ended February 28, 2026, as compared to the same period in the prior fiscal year, have been discussed above.
Liquidity and Capital Resources

	February 28, 2026	August 30, 2025	$ Change
	(In thousands)
Total debt	$511,750	$485,699	$26,051
Less: Cash and cash equivalents	46,192	56,228	(10,036)
Net debt	$465,558	$429,471	$36,087
Total shareholders’ equity	$1,385,224	$1,396,502	$(11,278)
As of February 28, 2026, we had $46.2 million in cash and cash equivalents, substantially all with well-known financial institutions. Historically, our primary financing needs have been to fund our working capital requirements necessitated by our sales growth and the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities and net proceeds from the private placement notes, have been used to fund these needs, to repurchase shares of Class A Common Stock from time to time, and to pay dividends to our shareholders.

As of February 28, 2026, total borrowings outstanding, representing amounts due under our credit facilities and notes, as well as all finance leases and financing arrangements, were $511.8 million, net of unamortized debt issuance costs of $1.4 million, as compared to total borrowings outstanding of $485.7 million, net of unamortized debt issuance costs of $1.5 million, as of the end of fiscal year 2025. The increase in total borrowings outstanding was driven by higher net borrowings under our credit facilities. See Note 7, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these balances.
We believe, based on our current business plan, that our existing cash, financial resources and cash flow from operations will be sufficient to fund anticipated capital expenditures and operating cash requirements for at least the next 12 months. We will continue to evaluate our financial position in light of future developments and to take appropriate action as it is warranted.
The table below summarizes certain information regarding the Company’s cash flows for the periods indicated:

	Twenty-Six Weeks Ended
	February 28, 2026	March 1, 2025
	(In thousands)
Net cash provided by operating activities	$123,809	$156,334
Net cash used in investing activities	(42,508)	(50,747)
Net cash used in financing activities	(91,344)	(93,090)
Effect of foreign exchange rate changes on cash and cash equivalents	7	(809)
Net (decrease) increase in cash and cash equivalents	$(10,036)	$11,688
Cash Flows from Operating Activities
Net cash provided by operating activities was $123.8 million for the twenty-six weeks ended February 28, 2026, compared to $156.3 million for the twenty-six weeks ended March 1, 2025. The decrease was primarily due to the following:
•an increase in the change of inventories in the current fiscal year relative to the prior year due to inventory management countermeasures in response to tariffs;
•an increase in the change of prepaid expenses and other current assets in the current fiscal year due primarily to an increase in vendor rebate receivables and IT-related prepayments;

•a decrease in the change of accounts payable and accrued liabilities as compared to the prior year period due primarily to a decrease in the annual incentive compensation accrual; partially offset by
•a decrease in the change of accounts receivable in the current fiscal year primarily attributable to the RPA amendment; and
•an increase in net income.
The table below summarizes certain information regarding the Company’s operations as of the periods indicated:

	February 28, 2026	August 30, 2025	March 1, 2025
	(Dollars in thousands)
Working Capital (1)	$520,686	$497,208	$571,722
Current Ratio (2)	1.7	1.7	1.9

Days’ Sales Outstanding (3)	32.8	37.8	35.9
Inventory Turnover (4)	3.5	3.4	3.4
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
Working capital and current ratio decreased as of February 28, 2026 compared to March 1, 2025 primarily due to higher Current portion of debt including obligations under finance leases and lower Accounts receivable, partially offset by higher Inventories and Prepaid expenses and other current assets. Working capital increased as of February 28, 2026 compared to August 30, 2025 primarily due to higher Inventories and higher Prepaid expenses and other current assets, partially offset by lower Accounts receivable and Accrued expenses and other current liabilities balances.
Days’ sales outstanding as of February 28, 2026 decreased compared to both August 30, 2025 and March 1, 2025. The improvement in days’ sales outstanding was driven by both improved collections from our national account customers and the RPA amendment in the second quarter of fiscal year 2026.
Inventory turnover as of February 28, 2026 increased compared to both August 30, 2025 and March 1, 2025. Inventory turnover continues to improve due to category management efforts and supply chain efficiencies to optimize inventory levels.
Cash Flows from Investing Activities
Net cash used in investing activities for the twenty-six weeks ended February 28, 2026 and March 1, 2025 was $42.5 million and $50.7 million, respectively. The use of cash for both the twenty-six weeks ended February 28, 2026 and March 1, 2025 was primarily due to expenditures for property, plant and equipment mainly related to vending programs and other infrastructure and technology investments.
Cash Flows from Financing Activities
Net cash used in financing activities was $91.3 million for the twenty-six weeks ended February 28, 2026, compared to $93.1 million for the twenty-six weeks ended March 1, 2025, primarily due to the following:
•$13.7 million, or 160 thousand shares, in aggregate repurchases of Class A Common Stock during the twenty-six weeks ended February 28, 2026, compared to $30.5 million, or 377 thousand shares, in aggregate repurchases of Class A Common Stock during the twenty-six weeks ended March 1, 2025;
•$97.2 million of regular cash dividends paid during the twenty-six weeks ended February 28, 2026, compared to $94.9 million of regular cash dividends paid during the twenty-six weeks ended March 1, 2025;
•net borrowings of $25.0 million under our credit facilities and private placement debt during the twenty-six weeks ended February 28, 2026, compared to net borrowings of $30.3 million during the twenty-six weeks ended March 1, 2025; and

•acquisition of the remaining interest of Wm. F. Hurst Co., LLC for $8.2 million during the twenty-six weeks ended February 28, 2026, which increased the Company's ownership from 80% to 100%.
Capital Expenditures
We continue to invest in E-commerce and vending platforms, CFCs and distribution network, and other infrastructure and technology.
Long-Term Debt
Credit Facilities
In April 2017, the Company entered into a $600.0 million revolving credit facility, which was subsequently amended. The current unused balance of $500.7 million from the revolving credit facility, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary. As of February 28, 2026, the Company also had three uncommitted credit facilities, totaling $230.0 million in aggregate maximum uncommitted availability. As of February 28, 2026, we were in compliance with the operating and financial covenants of our credit facilities. See Note 7, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these balances.
Private Placement Debt
In July 2016, we completed the issuance and sale of unsecured senior notes. In June 2018 and March 2020, we entered into additional note purchase agreements. In April 2024, the Company completed the issuance and sale of senior notes. See Note 7, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these transactions.
Leases and Financing Arrangements
As of February 28, 2026, certain of our operations were conducted on leased premises. These leases are for varying periods, the longest extending to fiscal year 2032. In addition, we are obligated under certain equipment and automobile operating and finance leases, which expire on varying dates through fiscal year 2029.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended February 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the matters referred to above, on March 14, 2025, a complaint was filed in the Supreme Court of the State of New York, County of New York by Macomb County Retiree Health Care Fund (“MCRHC”) against the Company and certain officers, directors and shareholders of the Company (the “Macomb Litigation”). In June 2025, the MCRHC filed an amended complaint. The action is purportedly brought by MCRHC individually, and on behalf of others similarly situated, as a class action or in the alternative, as a derivative action on behalf of the Company. The amended complaint also asserts a breach of contract claim against the Company. The amended complaint alleges, among other things, breaches of fiduciary duties for actions related to the Reclassification and seeks damages, recovery of costs and expenses and such other relief as the court may deem proper. On November 14, 2025, the Company’s motion to dismiss the amended complaint was denied. On February 20, 2026, the Company filed an appeal of the trial court’s decision with respect to the Company’s motion to dismiss. We have incurred, and may be required in the future to incur further, legal fees and other expenses related to the Macomb Litigation as the Company continues to vigorously defend itself; however, the ultimate cost to resolve this matter is not reasonably estimable at this time.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth repurchases by the Company of its outstanding shares of Class A Common Stock, which are listed on the New York Stock Exchange, during the thirteen-week period ended February 28, 2026:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
11/30/25-12/30/25	7,224	$86.13	—	1,313,423
12/31/25-1/29/26	536	$84.79	—	1,313,423
1/30/26-2/28/26	1,072	$92.03	—	1,313,423
Total	8,832		—
(1)During the thirteen weeks ended February 28, 2026, 8,832 shares of Class A Common Stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our stock-based compensation program and are included in the total number of shares purchased.
(2)Activity is reported on a trade date basis. Average price paid per share excludes excise tax levied by the Inflation Reduction Act of 2022.
(3)In June 2021, the Board of Directors of the Company terminated the existing share repurchase plan and authorized a new share repurchase plan (the “Share Repurchase Plan”) to purchase up to 5,000,000 shares of Class A Common Stock. There is no expiration date for the Share Repurchase Plan. As of February 28, 2026, the maximum number of shares of Class A Common Stock that may yet be repurchased under the Share Repurchase Plan was 1,313,423 shares.

Item 5. Other Information.
Insider Trading Arrangements
During the quarter ended February 28, 2026 none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits.
EXHIBIT INDEX

Exhibit No.	Description
10.1	MSC Executive Severance Plan (incorporated by reference to the Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2025 filed on January 7, 2026).†
10.2
Joinder and Amendment No. 1 to Receivables Purchase Agreement, dated as of December 10, 2025, by and among MSC Industrial Direct Co., Inc, MSC A/R Holding Co., LLC, Wells Fargo Bank, National Association and the purchasers listed thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2025).

10.3
Confidential Separation and Release Agreement, dated December 31, 2025, between MSC Industrial Direct Co., Inc., Sid Tool Co., Inc. and Erik Gershwind (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on January 5, 2026).

10.4
Amendment No. 1 to MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 21, 2026).

10.5	Form of Restricted Stock Unit Agreement for Non-Executive Directors under the MSC Industrial Co., Inc. 2023 Omnibus Incentive Plan.*†
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC INDUSTRIAL DIRECT CO., INC. (Registrant)

Dated: April 1, 2026	By:	/s/ MARTINA MCISAAC
Martina McIsaac President and Chief Executive Officer (Principal Executive Officer)

Dated: April 1, 2026	By:	/s/ GREG CLARK
Greg Clark Vice President and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)