Form 10-K
period 2026-08-29
MSC INDUSTRIAL DIRECT CO INC
filed 2026-10-22
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 29, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Class A Common Stock held by non-affiliates of the registrant as of February 27, 2026 was approximately $4,256,102,315.
As of October 1, 2026, 55,858,255 shares of Class A Common Stock of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the United States Securities and Exchange Commission in connection with the registrant’s 2027 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

MSC INDUSTRIAL DIRECT CO., INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 29, 2026
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
•the applicability of laws and regulations relating to our status as a supplier to the U.S. government and public sector, and the impact of any lapse in funding for the federal government;
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
•our involvement in legal proceedings and risk of future litigation;
•failure to comply with environmental, health, and safety laws and regulations; and
•our ability to comply with, and the costs associated with, social and environmental responsibility policies.

ITEM 1. BUSINESS.
General
MSC is a leading North American distributor of a broad range of metalworking, maintenance, repair and operations (“MRO”) and production fastener and hardware products and services. With more than 80 years of experience, we help customers improve productivity, profitability, and operational performance. We serve individual machine shops, Fortune 1000 companies and manufacturers of all sizes. We also maintain a robust public sector customer base including governments and their instrumentalities such as federal agencies, state governments and public sector healthcare providers. We position ourselves as a mission-critical partner to our customers, offering highly technical and high-touch solutions to solve their most complex challenges.
Products and Suppliers
We offer approximately 2.5 million active, saleable stock-keeping units (“SKUs”). The expansive number of SKUs makes us an increasingly valuable partner to our customers as they look to rationalize their supplier base. Our broad range of metalworking and MRO products includes cutting tools, abrasives, machining fluids, measuring instruments, machinery and accessories, tooling components, fasteners, flat stock, raw materials, machinery hand and power tools, safety and janitorial supplies, plumbing supplies, materials handling products, power transmission components and electrical supplies. Over time, we have expanded our product offerings organically and through selective acquisitions, including expansion into Class C Consumables and OEM product offerings, and have also scaled our tooling, regrinding and tool manufacturing business. The variety and availability of our product base, competitive pricing and dependable product quality levels enable our customers to select from “good-better-best” options on nearly all purchases.
Our extensive network of supplier partnerships provides us with access to technical applications, safety training certifications and many other value-added services for our customers. The majority of the products we sell are third-party manufactured products which we source directly from more than 3,000 suppliers. No single supplier accounted for more than 5% of our total purchases in fiscal year 2026. Additionally, MSC’s robust sourcing capabilities and vast supplier base allow us to further satisfy our customers’ needs outside of our current product offerings. Our selection of MSC exclusive brands and value-oriented generic branded products distinguishes us from competitors. SKUs sold under MSC exclusive brands represented approximately 15% of net sales in fiscal year 2026.
Industry and Competitive Environment
MSC operates in a large, fragmented industrial distribution market serving customers’ metalworking, MRO, production fastener and hardware product needs. Nearly every industrial business has an ongoing need for these products to support operations and maintain productivity. The market includes national, regional and local distributors, retail outlets, small distributorships, online distributors, direct mail suppliers, large warehouse stores and manufacturers’ direct sales organizations. Some of our competitors challenge us with a greater variety of product offerings, greater financial resources, additional services, or a combination of these factors. Our industry has seen consolidation in recent years. The trend of our industry toward consolidation could cause the industry to become more competitive (i) as greater economies of scale are achieved by competitors, or (ii) as competitors with new lower-cost business models are able to operate with lower prices and gross profit on products.
In the industrial products market, customer purchasing decisions are based primarily on one or more of the following criteria: price, product selection, product availability, technical support relationship, level of service and convenience. We believe we compete effectively on all such criteria. Many customers seek to reduce procurement complexity, improve inventory management and lower the total cost of managing indirect supplies. These challenges represent an opportunity for distributors like MSC that offer more than traditional transaction-focused distributors, including a broad product portfolio, product availability, technical expertise and inventory management solutions. We improve purchasing efficiency and reduce costs for our customers because our offerings enable our customers to consolidate suppliers, purchase orders and invoices, and reduce time spent tracking inventory and making stocking decisions.
Key Differentiators
MSC differentiates itself in the industry through its industry-leading metalworking expertise and technical support, robust inventory management solutions and superior customer experience.
Technical Expertise and Support. MSC provides technical support and personalized service through our team of field sales specialists and centralized technical representatives. With a dedicated team of over 160 metalworking, safety and fluid connector technical specialists, we work closely with our customers to optimize their manufacturing processes and improve efficiency. Our experts share their deep expertise and knowledge of metalworking processes, perform in-depth onsite needs analyses and leverage proprietary tools and services such as Application Optimization (“Ap Op”), MSC MillMax® and advanced data analysis capabilities to identify opportunities for productivity improvements and deliver tailored solutions across a range of machining processes. This combination of technical expertise and cutting-edge tools positions MSC as a trusted partner in driving productivity and profitability.
Inventory Management Solutions. We are committed to investing in our robust inventory management solutions, including eProcurement, VMI, CMI, vending, tool crib control and in-plant solutions. Our integrated approach to the shop floor provides broad flexibility in our solutions configurations, satisfying both simple and complex customer needs. Our solutions enable customers to gain full visibility into their on-hand inventory, streamline procurement, access a wide range of products and improve accountability, regardless of which solution is utilized. These solutions allow our customers to focus on their core business, while MSC manages their inventory ordering, fulfillment and replenishment.
Our vending machines use network or web-based software to enable customers to optimize the shop floor and gain inventory visibility, which in turn saves time and drives profitability. Our vending solutions used by customers in manufacturing plants are customizable and scalable, making them ideal for diverse industrial environments. Vending solutions include different kinds of machines, such as storage lockers or carousels, which can stand alone or be combined with other machines. These solutions are supported by our world-class sourcing capabilities, logistics infrastructure and the latest innovations in E-commerce and cloud-based computing technologies, ensuring consistent, reliable service across all touchpoints.
Superior Customer Experience. A core tenet of MSC’s success that enables us to stand apart in the market is our focus on customers’ needs. Our dedicated customer experience organization is focused on enhancing customer engagement, strengthening customer loyalty and retention, identifying opportunities to improve customer interactions and supporting the delivery of a more seamless and personalized experience across all customer touchpoints.
The efficient handling of orders is a critical aspect of our business, and one of our goals is to make purchasing our products as convenient and effortless as possible, whether the order is submitted digitally through our E-commerce platforms (the MSC website, vending machines and eProcurement) or via telephone or email. Our customer care centers are supported via telephony, case management and workforce optimization platforms. We continue to evolve and invest in technology and implement additional functionality to streamline the customer experience organization and create a more connected experience for our customers regardless of the contact method chosen and across onboarding, customer care, field service and retention.
MSC consistently receives top quartile customer satisfaction ratings, according to customer surveys. We provide extensive training to empower our associates to better support our customers and utilize feedback from customer comment cards, surveys and other customer outreach tools to improve the overall customer experience. By working to anticipate our customers’ needs, we strive to exceed our customers’ expectations.
Distribution Network
We operate a sophisticated network of five customer fulfillment centers, eight regional inventory centers, 37 warehouses (35 in North America and two in other foreign countries) and five manufacturing locations. We manage our primary customer fulfillment centers via computer-based SKU tracking systems and radio frequency devices that locate specific stock items to make the selection process more efficient. We carry many of the products we sell in our inventory, so that orders for these in-stock products are processed and fulfilled the day the order is received. We guarantee same-day shipping of our core metalworking and MRO products and offer next-day delivery nationwide in the United States for qualifying orders placed by 8 p.m. Eastern Time. Some specialty or custom items and very large orders are shipped directly from the manufacturer. We continue to invest in the improvement of our distribution efficiency and capabilities. In response to shifts in the labor market, we introduced a robotic packing solution and deployed advanced robotic picking technology at several customer fulfillment centers to improve productivity and associate safety while reducing energy consumption and saving space.

Marketing and Sales
Our marketing programs are designed to reach prospective and existing customers and are tailored to the needs of key decision-makers and frontline users across customer types, end markets and business sizes, with a particular focus on markets where we believe we have the strongest opportunities for growth.
Through an integrated marketing approach, we build brand awareness, support sales effectiveness and engage targeted audiences across digital and traditional channels. We execute omnichannel marketing campaigns across search, email, social media, digital advertising and other channels to engage customers and drive measurable outcomes. Traditional marketing channels, such as catalogs, brochures and direct mail, are used strategically to complement digital efforts to support targeted outreach in key verticals. We leverage analytics, artificial intelligence ("AI"), proprietary data and market intelligence to enhance marketing effectiveness, personalize customer engagement and support customer acquisition and retention. In addition, we invest in initiatives intended to increase brand awareness, strengthen differentiation and reinforce MSC's value proposition among targeted industrial audiences.
Our go-to-market approach combines these data-driven marketing programs with the expertise of our sales representatives to strengthen customer relationships and support growth. Our sales representatives are highly trained and experienced individuals who build and maintain relationships with customers, identify optimization opportunities, assist customers in reducing costs, provide and coordinate technical support, coordinate special orders and shipments with vendors and update customer account profiles in our information systems. Our sales representatives are equipped with proprietary mobile technology and analytics that provide access to customer, industry and inventory insights, enabling cross-selling across our broad product portfolio.
Recently, we have invested resources to maximize seller potential through an enhanced data-driven territory model to optimize field seller portfolios. We have also implemented enhanced analytics to enable additional cross-selling opportunities across MSC’s product portfolio. Building upon the refreshed territory model, during fiscal year 2026 we completed our sales force optimization initiative, which included workforce realignment actions intended to streamline our sales organization, a refreshed sales management process, a redesigned sales commission plan and a structured onboarding and development program designed to accelerate readiness and support long-term success for our sales organization. These investments aim to maximize seller potential, drive seller effectiveness, increase face-to-face customer interactions and accelerate revenue realization.
Information Systems
MSC’s information systems are an integral part of driving growth and delivering our full value proposition to our customers. Our extensive E-commerce capabilities provide sophisticated search and transaction capabilities, access to real-time inventory, customer-specific pricing, workflow management tools, customized reporting and other features. Our systems allow our customers to conduct business with us securely across multiple channels in the way they want. We offer advanced tools that integrate our solutions with customer purchasing platforms and workflows, providing customers visibility into product availability and allowing customers to evaluate alternative products and pricing. We also maintain an electronic data interchange and XML purchasing program with our vendors and interface directly with many metalworking applications, marketplaces and purchasing portals.
The MSC website is a business-to-business oriented online storefront that is a key component of our strategy to reduce our customers’ transaction costs and delivery times. The MSC website contains a searchable online catalog which allows customers to find SKUs by keyword, part description, competitive part number, vendor number or brand. The website also provides electronic ordering capabilities, online bill payment, delivery tracking status and personalized real-time inventory availability. Information can also be found detailing MSC’s in-plant and other inventory management solutions. We focus on the continued improvement of our E-commerce capabilities, including the MSC website, and invest in our proprietary search engine and enrichment of product data to ensure it remains a premier website in our industry.
We utilize disaster recovery techniques and procedures, which are consistent with industry practices in enterprise IT. Our E-commerce environment is continually being upgraded and in recent years we have migrated many of our systems to take advantage of the flexibility and controls offered by cloud computing platforms while downsizing our on-premise data center footprint.
MSC is actively leveraging AI in various areas to improve customer experiences and drive efficiencies in areas such as recommendations for our customer experience team, order error processing, natural language processing to automate product taxonomy classification and chatbots for our associates to quickly find relevant information. We continue to take steps to understand and utilize this technology in additional areas within the Company. We believe our strategic alignment with leading vendors in this space will position MSC well for a future where AI technology will be integrated into many aspects of MSC’s business and is an important component of MSC’s long-term growth strategy.
Reclassification
In the first quarter of fiscal year 2024, we completed our reclassification (the “Reclassification”) of our common stock to eliminate our Class B Common Stock, par value $0.001 per share (“Class B Common Stock” and, together with our Class A Common Stock, par value $0.001 per share (“Class A Common Stock”), collectively “Common Stock”). Pursuant to the Reclassification, each issued and outstanding share of Class B Common Stock was reclassified, exchanged and converted into 1.225 shares of Class A Common Stock. See Note 13, “Shareholders’ Equity” in the Notes to Consolidated Financial Statements for additional information.
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
Seasonality
At any given time, we may be impacted by our industrial customers’ plant shutdowns, particularly during the summer months (our fiscal fourth quarter), as well as the winter months for the Christmas and New Year holiday period (our fiscal second quarter). In addition, we may be impacted by weather-related disruptions.
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
As of August 29, 2026, we employed 7,028 associates worldwide, of which 6,845 were full-time and 183 were part-time. No associate is represented by a labor union. Approximately 88% of our workforce is based in the United States. MSC has not experienced work stoppages and considers associate relations to be good.
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
Health and Safety
MSC’s safety vision is to strive for zero injuries and build a culture in which safety is a top value across all levels of the organization, and every associate has the right and responsibility to continually seek to prevent injuries. Our safety team and associates are highly engaged in identifying trends in our incidents throughout the network and working collaboratively with our leadership to effectively reduce incidents and to make MSC one of the safest places to work.
In the 2025 calendar year, the Company’s Occupational Safety and Health Administration (“OSHA”) Total Recordable Incident Rate was 0.90 and the Company’s OSHA Lost Time Incident Rate was 0.42 based upon the number of incidents per 100 associates (or per 200,000 work hours). The Company’s rates fall below the Total Recordable Incident Rate and the Lost Time Incident Rate of the North American Industry Classification System.
Talent Acquisition and Development
MSC focuses on creating opportunities for associate growth, development, training and education, offering a comprehensive talent program that continues throughout an associate’s career. MSC believes that its future success is highly dependent upon the Company’s continued ability to attract, retain and motivate associates. As part of its efforts in these areas, the Company offers competitive compensation and benefits to meet the diverse needs of team members and support their health and well-being, financial future and work-life balance. Associates are given access to health plan resources, disease management, tobacco cessation, parental support, and stress management programs. In addition, MSC provides to its associates retirement savings, paid holidays and time off, educational assistance, disability and life insurance benefits as well as a variety of other programs.
MSC also offers through MSC University various learning and development opportunities in support of associate career growth and success through a variety of offerings, including virtual classrooms and webinars, instructor-led courses, informal work groups, e-learning, books and articles, and more. These opportunities can drive improvement, facilitate career development, provide coaching and mentoring opportunities, and enhance communication skills. The average number of training hours completed by each MSC associate in fiscal year 2026 was approximately 21 hours. Additionally, MSC’s tuition assistance program covers educational costs and provides eligible associates the financial assistance to obtain a graduate or undergraduate degree while working.
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
Additionally, macroeconomic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, commodity and energy prices, labor and supply costs, and interest rates. We have also been affected by macroeconomic conditions specific to the principal end markets that we serve, including as the result of work stoppages and organized labor activity or reduced industrial activity due to tariffs. Any or all of these factors may impact us, our customers, and their demand for our products. In addition, technological developments, including the increasing adoption of AI, may alter labor markets, customer demand patterns, competitive dynamics, and broader economic conditions in ways that are difficult to predict and may adversely affect our business and the businesses of our customers.
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
As a distributor, our profitability is highly dependent on our gross margin, which in turn varies based on the product sold and the type of customer. From time to time, we experience changes in our customer mix and in our product mix. Changes in our customer mix have resulted from various factors, such as changes in the geographies we serve, daily selling activities within current geographic markets, and targeted selling activities to different customers. Changes in our product mix have also resulted from various factors, such as marketing activities to existing customers, needs communicated to us from existing and prospective customers, tariff-driven sourcing decisions, and business acquisitions. As our national account and public sector customer program sales grow, we will face continued pressures on maintaining gross margin because these customers receive lower pricing due to their higher level of purchases from us. In addition, our continued expansion of our vending program and other E-commerce platforms places pressure on our gross margin. We may also be subject to price increases from our suppliers and independent freight carriers that we may not be able to pass along to our customers, particularly in periods of high or rapid inflation.
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
The industrial distribution industry, although consolidating, still remains a large, fragmented industry that is highly competitive. We face competition from traditional channels of distribution, such as retail outlets, dealers and wholesalers, regional and national distributors utilizing direct sales forces, manufacturers of MRO supplies, large warehouse stores and large direct mail distributors. We believe that the sale of industrial products will continue to become more concentrated over time, which may make the industrial distribution market more competitive. Some of our competitors challenge us with a greater variety of product offerings, greater financial resources, additional services, or a combination of these factors. In addition, we also face the risk of companies that operate primarily outside of our industry entering our marketplace.
Our industry is evolving at a rapid pace. If we do not have the agility and flexibility to effectively respond to the accelerated pace of industry changes, our strategy could be put at risk resulting in a loss of market share. Advances in technology, including artificial intelligence, may lower barriers to entry to new market entrants and may enable existing competitors to compete more effectively. We also face substantial competition in the online distribution space that competes with price transparency. Increased competition from online retailers (particularly those major internet providers who can offer a wide range of products and rapid delivery), and the adoption by competitors of aggressive pricing strategies or sales methods, could cause us to lose market share or reduce our prices, adversely affecting our sales, margins, and profitability.
Traditional industrial product suppliers are attempting to consolidate the market through internal expansion or acquisitions or mergers with other industrial suppliers, or a combination of both. This consolidation allows suppliers to improve efficiency, spread fixed costs over a greater number of sales, and achieve other benefits derived from economies of scale. The trend of our industry toward consolidation could cause the industry to become more competitive as greater economies of scale are achieved by competitors, or as competitors with new lower-cost business models are able to operate with lower prices and gross profit on products. These trends may adversely affect our sales, margins and profitability.
In order to operate more efficiently, control costs and improve profitability, we incur restructuring and other costs, which can include consulting and severance and separation costs. There can be no assurance that actions taken in connection with such costs will achieve their intended benefits.
As a supplier to the public sector, we are subject to certain laws and regulations that mandate compliance standards, may result in potential liabilities and may increase our costs of doing business, any of which could have a material adverse effect on our business, financial condition or results of operations.
As a supplier to the U.S. government and public sector, which represented approximately 9% of the Company's total revenue in fiscal year 2026, we must comply with certain laws and regulations, including the Trade Agreements Act, the Buy American Act and the Federal Acquisition Regulation, relating to the formation, administration and performance of U.S. government contracts. These laws and regulations affect how we do business with government customers and, in some instances, impose added compliance and other costs on our business. From time to time, we are subject to governmental or regulatory inquiries or audits relating to our compliance with these laws and regulations. A violation of these specific laws and regulations, as well as others, could result in the imposition of fines and penalties, the termination of our public sector contracts or harm to our reputation, all of which would cause our business to suffer.
In addition, public sector contracts often impose terms and conditions regarding indemnification obligations and liability that are less protective of us than the terms of our agreements with other types of customers. Should an event occur that gives rise to an indemnity claim or other claim for damages, the potential liability may significantly exceed that which may typically arise in the context of our private sector contracts.
Our business is exposed to the credit risk of our customers, which could have a material adverse effect on our business, financial condition, or results of operations.
We generally do not require collateral from our customers, which exposes us to credit risk. We evaluate the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness based on our periodic reviews, and we establish a reserve for accounts that we believe to be uncollectible. Although our historical credit loss experience has been generally consistent with our expectations and reserves, a significant deterioration in the economy or the financial condition of our customers, including as a result of higher inflation and fluctuations in interest rates, geopolitical events or macroeconomic events, could have an adverse effect on our ability to collect our accounts receivable, lengthen payment cycles and increase collection costs.
Changes in customer demand, strategic inventory investments and supplier performance can lead to excess inventories or inventory shortages, which could result in decreased operating margins, reduced cash flows and harm to our business.
We are subject to the risk that we may be unable to sell all the products we purchase for resale. Inventory levels in excess of customer demand may result in inventory impairment or write-downs, and the sale of excess inventory at discounted prices could have a material adverse effect on our business, financial condition, or results of operations. Excess inventory could result from factors such as lost business, rapid changes in customer preferences, product innovations, customer financial condition, or negotiated incremental purchases with suppliers. Conversely, if we underestimate customer demand for our products or if our manufacturers fail to supply products we require at the time we need them, we may experience inventory shortages. Inventory shortages could result from events such as difficulties in product sourcing, including due to supply chain disruptions affecting us and our suppliers, or the concentration of demand for a limited number of SKUs. Inventory shortages could delay shipments to customers, negatively impact customer relationships, reduce cash flows and have a material adverse effect on our business, financial condition, or results of operations.
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

Our business depends on our ability to attract, train and retain qualified sales and customer experience personnel and metalworking and specialty sales specialists.
Our business depends on our ability to attract, train and retain qualified sales and customer service personnel and metalworking and other specialty sales specialists. As we continue to expand our customer experience capabilities, including customer care, customer intelligence, and field service functions, we increasingly rely on associates with specialized customer engagement, analytics, process improvement and technology-related skills. We greatly benefit from having associates who are familiar with the products we sell and their applications, as well as associates, particularly metalworking specialists, who can provide technical support to our customers. Qualified individuals of the requisite caliber and number needed to fill these positions may be difficult to hire and retain in sufficient numbers. Additionally, our ability to hire and retain such qualified individuals may be adversely affected by global and domestic economic uncertainty, or increased competition for such qualified individuals. If we are unable to hire and retain associates capable of providing a high level of customer service and technical support, our operational capabilities and ability to provide differentiated services may be adversely affected.
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
In 2025, the U.S. announced a variety of additional tariffs on goods from multiple nations and trading blocks and has been targeted with reciprocal tariffs and other retaliatory actions in response. In 2026, the United States Supreme Court issued a ruling invalidating a number of such tariffs. Following the Supreme Court’s ruling, the United States Executive Branch introduced new tariffs under a different statutory authority. There remains significant uncertainty regarding the scope and duration of current and potential tariffs. The Company continues to monitor and evaluate these developments and assess their potential impact on the Company’s business, financial condition and results of operations.

Supply chain and sourcing efforts over time have diversified our product portfolio to reduce our exposure abroad and during 2026 we continued to implement pricing and inventory management countermeasures in response to tariffs. We cannot predict the ultimate impact of tariffs and their effects on the global macroeconomic environment on our financial condition or results of operations, and the degree to which tariffs may affect our financial condition and results of operations will depend on the specific details of any changes or challenges to certain tariffs, the timing and duration of current or new tariffs, and our ability to successfully implement countermeasures in response to tariffs.
Opening or expanding our customer fulfillment centers exposes us to the risk of delays and may affect our operating results.
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
As of August 29, 2026, our combined goodwill and other indefinite-lived intangible assets amounted to $734.9 million. To the extent we do not generate sufficient cash flows to recover the net amount of any investment in goodwill and other indefinite-lived intangible assets recorded, the investment could be considered impaired and subject to write-off. We expect to record further goodwill and other indefinite-lived intangible assets as a result of future acquisitions we may complete. Future amortization of such assets or impairments, if any, of goodwill or other indefinite-lived intangible assets would adversely affect our results of operations in any given period. If the financial performance of our business was to decline significantly, we could incur a material non-cash charge to our income statement for the impairment of goodwill and other indefinite-lived intangible assets.
Climate change and societal and governmental responses to climate change could have a material adverse effect on our business, financial condition, or results of operations, including indirectly through impacts on our customers.
Concerns over the short-, medium- and long-term impacts of climate change have led, and will continue to lead, to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of concerns regarding the impact of climate change, governmental regulations and public perceptions. MSC and those in our value chain will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. Our efforts to take these risks into account, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

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
We currently have credit facilities and outstanding senior notes. For a description of these facilities and senior notes, please see Note 11, “Debt” in the Notes to Consolidated Financial Statements. We are subject to various operating and financial covenants under the credit facilities and senior notes which restrict our ability to, among other things, incur additional indebtedness, make particular types of investments, incur certain types of liens, engage in fundamental corporate changes, enter into transactions with affiliates or make substantial asset sales. Any failure to comply with these covenants may constitute a breach under the credit facilities and senior notes, which could result in the acceleration of all or a substantial portion of any outstanding indebtedness and the termination of revolving credit commitments. Additionally, as interest rates rise, there may be fewer alternatives to our existing credit facilities for raising additional capital or such alternatives may be more expensive.
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

As of October 1, 2026, the Jacobson / Gershwind Family Shareholders owned 20.8% of the outstanding shares of our Class A Common Stock. The Jacobson / Gershwind Family Shareholders have each granted an irrevocable proxy authorizing the Company to vote such pro rata portion of shares of Class A Common Stock beneficially owned by the Jacobson / Gershwind Family Shareholders or their permitted transferees in excess of 15% of the issued and outstanding shares of Class A Common Stock in proportion to the votes of other holders (i.e., excluding any Jacobson / Gershwind

Family Shareholders and their permitted transferees) entitled to vote and that do in fact vote. The Jacobson / Gershwind Family Shareholders are also subject to certain standstill provisions.

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

Our IT systems are an integral part of our business and growth strategies. We are dependent upon our IT systems to operate our business and our ability to effectively manage our business depends on the security, reliability, and adequacy of our IT systems. We also depend upon our IT systems to help process orders, to manage inventory and accounts receivable collections, to manage financial reporting, to purchase, sell and ship products efficiently and on a timely basis, to maintain cost-effective operations, to operate our websites and to help provide superior service to our customers. In order to maintain and upgrade our core IT systems, we have made significant investments which have faced, and could in the future face, delays and cost overruns and may result in functionality gaps and therefore not achieve their intended result. We may in the future be required to make additional investments which may have an adverse impact on our business, financial condition or results of operations and may also fail to achieve their desired result. During the fiscal year ended August 29, 2026, we recorded asset impairments and other charges of $43.7 million primarily related to certain investments made with respect to the Company’s digital core implementation.
We have made and continue to make investments in technology to protect our systems, computers, software, data and networks from attacks, damage or unauthorized access. We also have implemented numerous security protocols in order to strengthen security, and we maintain a customary cyber insurance policy, but there can be no assurance that breaches will not occur in the future or be covered by our insurance policy. The costs of maintaining our IT systems are significant and require recurring investment. In the past we have experienced, and may again in the future experience, challenges with our IT systems that have caused or may cause us to not realize expected benefits from investments in our IT systems.

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
Our IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control or anticipation, such as catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses and physical or electronic break-ins. Inadvertent errors, misuse of systems, or malicious actions by employees, contractors, or other authorized users may also result in cybersecurity incidents or unauthorized disclosure of sensitive information. In addition, our IT systems may be vulnerable to cyber-attacks, including the use of malicious codes, worms, phishing, spyware, denial of service attacks and ransomware. Like many organizations, we experience cybersecurity threats and attempted attacks in the normal course of business. As cyber-attacks evolve and become more sophisticated, one or more cyber-attacks might defeat the measures that we take to anticipate, detect, avoid or mitigate these threats. These cyber-attacks and any unauthorized access or disclosure of our customers’ information could compromise and expose sensitive information and damage our reputation. Cyber-attacks could also result in significant remediation and recovery costs, regulatory penalties, operational disruptions, and the diversion of management attention and key IT personnel.
Any material cyber-attack or failure of our IT systems to perform as we anticipate could disrupt our business and operations, result in transaction errors, the loss of data, processing inefficiencies, downtime, litigation, government investigation or fines, substantial remediation costs (including potential liability for stolen assets or information and the costs of repairing system damage), and the loss of sales and customers and damage our reputation. In addition, changes to our IT systems could disrupt our business operations. Any one or more of these consequences could have a material adverse effect on our business, financial condition or results of operations. Additionally, our suppliers and customers also rely upon IT systems to operate their respective businesses. If any of our suppliers or customers experience a cyber-attack or other cyber incident, this could adversely affect their operations, which could have a material adverse effect on our business, financial condition, or results of operations. We also depend on third-party service providers, software vendors, and cloud-based technology platforms to support our operations. A cybersecurity incident, technology failure or service disruption affecting these third parties could adversely impact our business operations and expose us to operational, financial, legal or reputational risks.

Our E-commerce channels are subject to risks related to online payment methods and other online transactions, including through purchasing platforms.

We accept a variety of payment methods via our E-commerce channels, including credit cards, debit cards and other payment methods and other online transactions. Although we generally rely on third parties to facilitate E-commerce payments and payment processing services, we may become subject to additional compliance requirements regarding these transactions and may also suffer losses from online fraudulent transactions on our E-commerce channels. In addition, we must pay certain transaction fees relating to these transactions, which may increase over time and could have a material adverse effect on product margin, profitability and operating costs. Our E-commerce channels may become subject to further rules and regulations, and changes in these rules and regulations, or their interpretation, could increase costs and have a material adverse effect on our business, financial condition, or results of operations.
General Risk Factors

Our success is dependent on our ability to hire and retain certain key management personnel.
Our success depends largely on the efforts and abilities of certain key members of our senior management. In recent years, we have experienced changes to the composition of our senior management team. The loss or disruption of the services of one or more of such key personnel, the inability to identify a suitable or temporary successor to a key role or the inability to smoothly integrate new members of our senior management could have a material adverse effect on our business, financial condition, or results of operations. We do not maintain any key-man insurance policies with respect to any of our executive officers.

We are and may continue to be involved in legal proceedings in the ordinary course of our business, as well as other litigation and regulatory matters, which could have a material adverse effect on our business, financial condition, or results of operations.
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

The Company is subject to tax laws and regulations in the United States and various foreign jurisdictions. Remaining compliant with these laws and regulations could increase the Company's tax compliance costs. In addition, the Company's future effective tax rates in the United States or foreign jurisdictions in which it operates could be affected by changes in the political environment in the United States, tax laws, regulations, statutory rates, the valuation of deferred tax assets and liabilities, and interpretations of such tax laws.

In fiscal year 2025, the One Big Beautiful Bill Act (“OBBBA”) was passed, which contained a broad range of tax reform. The Company did not experience any material impact to its fiscal year 2026 effective tax rate. Due to the dynamic nature of tax laws, projected tax liabilities could differ significantly from eventual obligations. The total impact and interpretation of the legislation remain uncertain, and misapplication of the new laws could lead to adverse results.
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
There is an increasing focus on corporate social and environmental responsibility in our industry, including among customers and suppliers outside the United States and in Europe. An increasing number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions that their suppliers should comply with, or they may seek to include such provisions in their procurement terms and conditions. The corporate social and environmental responsibility influence is also felt among other stakeholders such as investors, suppliers, associates and communities. Some of these social and environmental responsibility practices, policies, provisions and initiatives are ever evolving, can be unpredictable in the current environment and may pose significant negative business impacts. At times, the social and environmental responsibility practices of our customers conflict with one another or may expose us to reputational or regulatory risk. In addition, the failure by us to take action or otherwise comply with the policies of our customers may negatively impact our customer relationships or reputation, which could have a material adverse effect on our business, financial condition, or results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C. CYBERSECURITY.

We have established controls for identifying, assessing and managing material risks from cybersecurity threats that could adversely affect our information systems or the information residing on those systems. These include a combination of policies, procedures, technologies and safeguards (based on frameworks such as the National Institute of Standards and Technology Cybersecurity Framework version 2.0) that are designed to prevent, detect, and mitigate data loss, theft, misuse, unauthorized access, and other security incidents or vulnerabilities affecting our systems and data, and to assess and evaluate the risk of such incidents and vulnerabilities. Additionally, we have processes in place designed to oversee and identify material risks from cybersecurity threats associated with third-party service providers, software vendors, managed service providers, and technology platforms, including our cloud computing platforms. Cybersecurity risks are evaluated as part of the Company’s broader enterprise risk management processes and are considered along with other strategic, operational, financial, and compliance risks.

As part of our cyber risk management process, we conduct application security assessments, security audits, third-party penetration testing, vulnerability assessments and ongoing risk assessments. We also perform ongoing monitoring activities designed to identify emerging threats, vulnerabilities, and anomalous activity across our environment, and we maintain incident response and disaster recovery plans that are utilized when potential incidents are detected. These plans are designed to support the timely identification, detection, containment, investigation, remediation, recovery, and restoration of critical business processes and technology services following a cybersecurity event. Associates of the Company complete an annual cybersecurity training program in which specific threats and scenarios are highlighted based on the cyber risk management team’s analysis of current cyber risks to the Company or as required by regulatory frameworks. Simulated phishing tests are conducted with associates on a regular basis to provide training and awareness against scams and fraudulent communications. Associates also receive ongoing communications regarding the importance of guarding against phishing, social engineering and other cyberattack vectors. In addition to our in-house cybersecurity capabilities, at times, we also engage consultants, auditors or other third parties to assist with assessing, identifying and managing cybersecurity risks. We maintain cybersecurity insurance and regularly review our policy and levels of coverage based on current risks.

Our cyber management team, led by our Senior Director of Cybersecurity, is tasked with implementing and maintaining centralized cybersecurity and data protection practices in close coordination with the broader IT team, legal, risk management, MSC’s leadership team and other teams across the Company. Our Senior Director of Cybersecurity has extensive experience in cybersecurity including cyber risk management, security operations, architecture, engineering and governance, risk, and compliance. Reporting to our Senior Director of Cybersecurity are a number of experienced information security professionals responsible for various cybersecurity functional areas, including Architecture and Engineering, Identity and Access Management, Security Operations, and Governance, Risk and Compliance programs, each of which is supported by a team of trained cybersecurity professionals.

The Audit Committee of our Board of Directors (the “Audit Committee”) oversees our financial and risk management policies, including risk management policies and programs related to cybersecurity designed to monitor, mitigate and respond to cyber risks, threats, and reports. The Audit Committee also receives regular reports from the Senior Director of Cybersecurity on, among other things, the Company’s cyber risks and threats, the status of projects to strengthen the Company’s information security systems, assessments of the Company’s cybersecurity program and the emerging cyber threat landscape. Additionally, the Audit Committee has engaged a consulting firm to serve in the role of a cybersecurity advisor to the Audit Committee. In fulfilling this role, the consultant will engage with the Senior Director of Cybersecurity and other associates of the Company to evaluate the Company’s cybersecurity maturity and advise the Audit Committee on cybersecurity gaps, best practices and industry trends on an ongoing basis.

Although the Company experiences cybersecurity events and attempted cyber intrusions in the ordinary course of business, our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity incidents. However, we cannot provide assurance that we will not be materially affected in the future by such risks or future cybersecurity incidents. For more information on our cybersecurity related risks, see Part I, Item 1A. “Risk Factors” of this Report.
ITEM 2. PROPERTIES.
As of August 29, 2026, we operated out of the following facilities:

Location	Purpose	Approx. Sq. Ft.	Operational Date	Leased/ Owned
Harrisburg, Pennsylvania	Customer Fulfillment Center	821,000	1997	Owned
Atlanta, Georgia	Customer Fulfillment Center	721,000	1990	Owned
Elkhart, Indiana	Customer Fulfillment Center	545,000	1996	Owned
Reno, Nevada	Customer Fulfillment Center	419,000	1999	Owned
Hanover Park, Illinois	Customer Fulfillment Center	288,000	2003	Leased
We maintain 37 warehouses, of which 35 are located in North America and two are located in other foreign countries. Similar to our customer fulfillment centers, our warehouses primarily handle the stocking and fulfillment of inventory. In some cases, these locations also operate as subsidiary headquarters and provide office space for sales associates. Our warehouses range in size from approximately 1,000 to 110,000 square feet. We also maintain five manufacturing locations in the United States which range in size from approximately 3,000 to 23,000 square feet and eight regional inventory centers in the United States which vary in size from approximately 10,000 to 21,000 square feet. We maintain co-headquarters at a facility we lease in Melville, New York and a facility we own in Davidson, North Carolina. We also maintain additional office support centers, most of which are leased, in the United States, Canada and Mexico. These leases are for varying periods, with the longest extending to fiscal year 2032. The aggregate annual lease payments on our leased properties in fiscal year 2026 were approximately $15.7 million.
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
In 2003, our Board of Directors instituted a policy of paying regular quarterly cash dividends to our shareholders. The Company paid aggregate annual regular cash dividends of $3.48 per share in fiscal year 2026 and $3.40 per share in fiscal year 2025. The Company expects its practice of paying quarterly cash dividends on its common stock will continue, although the payment of future dividends is at the discretion of our Board of Directors and will depend upon the Company’s earnings, capital requirements, financial condition and other factors.
On October 14, 2026, our Board of Directors declared a regular cash dividend of $0.89 per share, payable on November 25, 2026, to shareholders of record at the close of business on November 11, 2026. The dividend is expected to result in aggregate payments of $49.7 million, based on the number of shares outstanding on October 1, 2026.
The approximate number of holders of record of MSC’s Class A Common Stock as of October 1, 2026 was 489.
Purchases of Equity Securities
The following table sets forth repurchases by the Company of its outstanding shares of Class A Common Stock, which are listed on the NYSE, during the quarter ended August 29, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
5/31/2026-6/30/2026	77	$114.27	—	1,313,423
7/1/2026-7/30/2026	133	$125.63	—	1,313,423
7/31/2026-8/29/2026	379	$122.27	—	1,313,423
Total	589		—
____________________
(1)During the quarter ended August 29, 2026, 589 shares of our Class A Common Stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our stock-based compensation program and are included in the total number of shares purchased.
(2)Activity is reported on a trade date basis. Average price paid per share excludes excise tax levied by the Inflation Reduction Act of 2022.
(3)In June 2021, our Board of Directors terminated the existing share repurchase plan and authorized a new share repurchase plan (the “Share Repurchase Plan”) to purchase up to 5,000,000 shares of Class A Common Stock. There is no expiration date for the Share Repurchase Plan. As of August 29, 2026, the maximum number of shares of the Class A Common Stock that may be repurchased under the Share Repurchase Plan was 1,313,423 shares.
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
The graph assumes that $100 was invested at the closing price of our Class A Common Stock on the NYSE and each index on August 28, 2021 and assumes that all dividends paid on such securities during the applicable fiscal years were reinvested. Indices are calculated on a month-end basis. The comparisons in this table are based on historical data and are not intended to forecast or to be indicative of the possible future performance of our Class A Common Stock.
Cumulative Total Shareholder Return
for the Period from August 28, 2021 through August 29, 2026

Comparison of 5 Year Total Cumulative Return*
300.00
280.00
260.00
240.00
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
8/28/2021
9/3/2022
9/2/2023
8/31/2024
8/30/2025
8/29/2026
MSC Industrial Direct Co., Inc.
S&P Midcap 400 Index
Dow Jones US Industrial Supplier Index

*$100 invested on 8/28/2021 in stock or index, including reinvestment of dividends

	8/28/2021	9/3/2022	9/2/2023	8/31/2024	8/30/2025	8/29/2026
MSC Industrial Direct Co., Inc.	$100.00	$95.50	$128.20	$107.57	$122.94	$168.40
S&P Midcap 400 Index	$100.00	$87.82	$99.66	$117.27	$125.31	$147.53
Dow Jones US Industrial Supplier Index	$100.00	$98.79	$125.80	$162.69	$195.16	$214.41
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
MSC is a leading North American distributor of a broad range of metalworking, MRO and production fastener and hardware products and services. We help our customers drive greater productivity, profitability and growth with approximately 2.5 million products, inventory management and other supply chain solutions, and deep expertise from more than 80 years of working with customers across industries. We continue to implement our strategies to gain market share, generate new customers, increase sales to existing customers, and diversify our customer base.
Our experienced team of more than 7,000 associates works with our customers to help drive results for their businesses, from keeping operations running efficiently today to continuously rethinking, retooling and optimizing for a more productive tomorrow. We offer approximately 2.5 million active, saleable SKUs through our catalogs; our brochures; our E-commerce channels, including the MSC website; our inventory management solutions; and our customer care centers, customer fulfillment centers, regional inventory centers and warehouses. We service our customers from five customer fulfillment centers, eight regional inventory centers, 37 warehouses and five manufacturing locations. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.
Our business model centers on delivering value-added services that address complex procurement challenges for our customers, with a focus on reducing total procurement costs and enabling just-in-time delivery through integrated solutions. We focus on offering inventory, process and procurement solutions that reduce supply chain costs and improve plant floor productivity for our customers. We support our customers' growth and profitability by ensuring operational efficiency through technologies such as our VMI, CMI and vending programs.
Our Strategy
Our strategy is to position ourselves as a mission-critical partner to our customers. We focus on our existing growth drivers including our market-leading metalworking business and providing customers highly technical and high-touch solutions to solve their most complex challenges on the plant floor. We have experienced success to date as measured by the growth rates of our high-touch programs, such as vending and in-plant programs. To supplement our metalworking and MRO business, we have expanded our Class C Consumables and original equipment manufacturer (“OEM”) product offerings through strategic acquisitions to further enhance value to our customers and enable cross-selling across our broad product portfolio.
We intend to complement our foundational strengths with investments in capabilities that support future growth. In fiscal year 2026, we invested in our dedicated customer experience organization, expanded our marketing programs, rolled out several E-commerce enhancements and completed our sales optimization initiative. These investments target continued expansion of our solutions offerings, engagement with the core customer, productivity improvements and our goal of reducing operating expenses as a percentage of net sales.
Highlights
Highlights during fiscal year 2026 include the following:
•We generated $306.5 million of cash from operations compared to $333.7 million in fiscal year 2025.
•We had net payments of $5.0 million on our credit facilities and private placement debt compared to net payments of $21.5 million in fiscal year 2025.
•We repurchased $14.0 million of Class A Common Stock compared to $39.3 million in fiscal year 2025, excluding excise taxes in both years.
•We paid out an aggregate of $194.3 million in regular cash dividends, compared to an aggregate of $189.7 million in regular cash dividends in fiscal year 2025.
•We incurred $8.7 million in restructuring and other costs compared to $11.0 million in fiscal year 2025, consisting primarily of current year severance and separation costs as well as consulting-related costs in the current and prior fiscal year.

•We recognized asset impairments and other charges, primarily related to the Company’s digital core implementation, of $43.7 million. See Note 8, “Asset Impairments and Related Charges” in the Notes to Consolidated Financial Statements for additional information.
•We amended our Receivables Purchase Agreement (the “RPA”) which increased the amount available under the facility by $50.0 million. Proceeds from the amended RPA were utilized to pay down existing debt on our credit facilities.
•We acquired the remaining noncontrolling interest of Wm. F. Hurst Co. LLC, and of both MSC Industrial Supply, S. de R.L. de C.V. and MSC Import Export LLC, which, as of the respective acquisition dates, eliminated the consolidated noncontrolling interest balance and the allocation of future earnings to noncontrolling shareholders. See Note 6, “Acquisitions” in the Notes to Consolidated Financial Statements for additional information.

Our vending machines in service totaled 31,078 as of August 29, 2026, compared to 29,611 as of August 30, 2025, and our in-plant programs totaled 431 locations as of August 29, 2026, compared to 411 as of August 30, 2025. Our sales force, which focuses on a more complex and high-touch role, drives value for our customers by enabling them to achieve higher levels of growth, profitability and productivity. Our field sales and service associate headcount was 2,515 at August 29, 2026 compared to 2,636 at August 30, 2025. The reduction in field sales and service associate headcount was attributable to headcount reduction actions taken during the first two quarters of fiscal year 2026 related to the Company’s sales optimization efforts and refreshed go-to-market strategy. See Note 15, “Restructuring and Other Costs” in the Notes to Consolidated Financial Statements for additional information.

The chart below displays a comparison of our net sales from fiscal year 2025 through fiscal year 2026:

Comparison of Net Sales (in millions) [3]
4,100
4,000
3,900
3,800
3,700
3,600
3,500
3,400
3,300
3,200
3,100
3,000
$3,769.5
(1.8)
236.3
5.7
$4,009.7
FY 2025 Net Sales
Organic volume [1]
Pricing and other [2]
Foreign Exchange
FY 2026 Net Sales

1 Fiscal year 2026 had 253 sales days and fiscal year 2025 had 252 sales days.
2 Pricing and other is comprised of changes in customer and product mix, discounting and other items.
3 Individual amounts may not agree to the annual total due to rounding.

Business Environment
The United States economy has experienced various macroeconomic pressures in recent years including pricing pressure from tariffs and inflation, sustained high interest rates, increased fuel costs and general economic and political uncertainty. The impact from tariffs, which was most significant in the latter half of the Company's fiscal year 2025, has continued through fiscal year 2026. Furthermore, as a supplier to the United States federal government, the federal government shutdown during the Company’s fiscal first quarter and the partial federal government shutdowns during the Company’s fiscal second quarter negatively impacted sales to our public sector end-market. Additionally, increased fuel costs resulting from the conflict within Iran and geopolitical tensions in the region have increased macroeconomic uncertainty generally and may lead to higher freight expense and cost pressure on the products offered by the Company. These pressures have impacted, and may continue to impact in the future, the Company’s business, financial condition and results of operations.
International Emergency Economic Powers Act (“IEEPA”) Tariff Refunds
On February 20, 2026, the United States Supreme Court issued a ruling invalidating certain tariffs originally mandated under IEEPA. As a result, the United States Court of International Trade ordered the United States Customs and Border Patrol to process refunds for tariffs collected under IEEPA. As a distributor, we are not the importer of record for most products we sell. However, during the fiscal year ended August 29, 2026, we formally submitted refund claims and received cash refunds for certain tariffs which had previously been paid by the Company as the importer of record and are now disallowed under the United States Supreme Court ruling. As of August 29, 2026, cash refunds received were not material. Refunds attributable to inventory previously sold have been recognized within Cost of goods sold on the Consolidated Statement of Income, while refunds attributable to inventory remaining on hand have been reflected in Inventories on the Consolidated Balance Sheet and will be recognized through Cost of goods sold as the related inventory is sold. The ultimate availability, timing and amount of potential refunds remains uncertain and subject to regulatory, legal and administrative developments. As of August 29, 2026, we have not recorded an additional receivable related to such tariff refunds due to the aforementioned uncertainty; however, we may recognize additional benefits in future periods.

Following the Supreme Court’s ruling on IEEPA tariffs, the United States Executive Branch introduced new tariffs under a different statutory authority. There remains significant uncertainty regarding the scope and duration of current and potential tariffs. The Company continues to monitor and evaluate these developments and assess their potential impact on the Company’s business, financial condition and results of operations.

We utilize various indices when evaluating the level of our business activity, including the Industrial Production (“IP”) Index. Approximately 67% of our revenues came from sales in the manufacturing sector during the quarter and year ended August 29, 2026. Through statistical analysis, we have found that trends in our customers’ activity have correlated to changes in the IP Index. The IP Index measures short-term changes in industrial production. Growth in the IP Index from month to month indicates growth in the manufacturing, mining and utilities industries. After giving effect to the annual technical revisions to calculations of the IP Index which occurred in November 2025, the IP Index over the three months ended August 29, 2026 and the average for the three- and 12-month periods ended August 29, 2026 were as follows:

Period	IP Index
June	102.8
July	103.0
August	103.1

Fiscal Year 2026 Q4 Average	103.0
12-Month Average	102.0

The average IP Index for the 12 months ended August 29, 2026 of 102.0 increased from the average from the prior fiscal year of 100.7. The IP Index for the fourth fiscal quarter of 2026 of 103.0 increased compared to the prior year period of 101.7 and increased slightly compared to the prior quarter of 102.3.

During fiscal year 2026, the Company experienced a more constructive demand environment compared to much of fiscal year 2025. The heavy manufacturing industry, which represented 58% of our revenues during the year ended August 29, 2026, showed signs of expansion. Several IP subindexes, including Aerospace, Machinery and Equipment, Primary Metals and Fabricated Metals improved. Non-manufacturing demand, in particular the Company’s public sector end-market, recovered from lower sales resulting from the federal government shutdowns earlier in fiscal year 2026.

We will monitor the current economic conditions for the impact on our customers and markets and assess both risks and opportunities that may affect our business and operations.

Results of Operations
Fiscal Year Ended August 29, 2026 Compared to the Fiscal Year Ended August 30, 2025
The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Fiscal Years Ended
	August 29, 2026 (52 weeks)		August 30, 2025 (52 weeks)		Change
	$	%	$	%	$	%
Net sales	$4,009,703	100.0%	$3,769,521	100.0%	$240,182	6.4%
Cost of goods sold	2,370,450	59.1%	2,233,386	59.2%	137,064	6.1%
Gross profit	1,639,253	40.9%	1,536,135	40.8%	103,118	6.7%
Operating expenses	1,266,344	31.6%	1,223,573	32.5%	42,771	3.5%
Restructuring and other costs	8,679	0.2%	10,999	0.3%	(2,320)	(21.1)%
Asset impairment and related charges	43,664	1.1%	—	—%	43,664	N/A
Income from operations	320,566	8.0%	301,563	8.0%	19,003	6.3%
Total other expense	(28,521)	(0.7)%	(37,985)	(1.0)%	9,464	(24.9)%
Income before provision for income taxes	292,045	7.3%	263,578	7.0%	28,467	10.8%
Provision for income taxes	72,135	1.8%	65,742	1.7%	6,393	9.7%
Net income	219,910	5.5%	197,836	5.2%	22,074	11.2%
Less: Net loss attributable to noncontrolling interest	(2,679)	(0.1)%	(1,492)	0.0%	(1,187)	79.6%
Net income attributable to MSC Industrial	$222,589	5.6%	$199,328	5.3%	$23,261	11.7%
Net Sales
Net sales in fiscal year 2026 increased 6.4%, or $240.2 million, from the prior fiscal year. The $240.2 million increase in net sales was comprised of a positive impact from pricing of $236.3 million and favorable foreign exchange impact of $5.7 million, partially offset by $1.8 million of lower sales volume. The positive pricing impact was inclusive of changes in customer and product mix, discounting, favorable pricing actions and other items. Of the $240.2 million increase in net sales during fiscal year 2026, sales to our core and other customers increased by $165.4 million, sales to our national account customers increased by $72.3 million, and sales to our public sector customers increased by $2.5 million.

The tables below show, among other things, the annual 2026 average daily sales (“ADS”) by total company, by customer end-market and by customer type compared to the same periods in the prior fiscal year:

ADS Percentage Change by Quarter
(Unaudited)
2026 Fiscal Period	Thirteen-Week Period Ended Fiscal Q1	Thirteen-Week Period Ended Fiscal Q2	Thirteen-Week Period Ended Fiscal Q3	Thirteen-Week Period Ended Fiscal Q4	Fiscal Year Ended August 29, 2026
Net Sales (in thousands)	$965,684	$917,774	$1,047,083	$1,079,162	$4,009,703
Sales Days	62	63	64	64	253
ADS (1) (in millions)	$15.6	$14.6	$16.4	$16.9	$15.8
Total Company ADS Percent Change (2)	4.0%	2.9%	7.8%	8.6%	6.0%

ADS Percentage Change by End-Market and Customer Type
Fiscal Year Ended August 29, 2026
Manufacturing Customers ADS Percent Change (2)	5.5%
Manufacturing Customers Percent of Total Net Sales	67%

Non-Manufacturing Customers ADS Percent Change (2)	6.8%
Non-Manufacturing Customers Percent of Total Net Sales	33%

National Account Customers ADS Percent Change (2)	4.8%
National Account Customers Percent of Total Net Sales	36%

Public Sector Customers ADS Percent Change (2)	0.3%
Public Sector Customers Percent of Total Net Sales	9%

Core and Other Customers ADS Percent Change (2)	7.7%
Core and Other Customers Percent of Total Net Sales	55%
(1)ADS is calculated using the number of business days in the United States for the periods indicated. The Company believes ADS is a key performance indicator because it shows the effectiveness of the Company’s selling performance on a consistent basis between periods.
(2)Percent reflects the change from the 2025 fiscal period to the 2026 fiscal period.
We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC website gives us a competitive advantage over smaller suppliers. Sales made through our E-commerce platforms, including sales made through electronic data interchange systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 63.7% of consolidated net sales for fiscal year 2026, compared to 63.8% of consolidated net sales for fiscal year 2025.
Gross Profit
Gross profit increased 6.7% to $1,639.3 million in fiscal year 2026, as compared to $1,536.1 million in fiscal year 2025. Gross profit margin was 40.9% in fiscal year 2026, compared to 40.8% in fiscal year 2025. The increase in gross profit was primarily a result of higher net sales, as described above, while the increase in gross profit margin was primarily a result of favorable pricing actions.

Operating Expenses
Operating expenses increased 3.5% to $1,266.3 million in fiscal year 2026, as compared to $1,223.6 million in fiscal year 2025. Operating expenses were 31.6% of fiscal year 2026 net sales, as compared to 32.5% for fiscal year 2025. The increase in operating expenses was primarily attributable to higher depreciation and amortization expense, advertising expense and stock-based compensation expense. The decrease in operating expenses as a percentage of net sales was primarily due to growth in net sales outpacing the increase in operating expenses.
Payroll and payroll-related costs were approximately 54.8% of total operating expenses in fiscal year 2026, as compared to 57.0% in fiscal year 2025. Payroll and payroll-related costs, which include salary, incentive compensation, sales commission, and fringe benefit costs, decreased by $3.9 million for fiscal year 2026. Headcount reduction actions during fiscal year 2026 resulted in lower salary and sales commission costs, which were partially offset by our annual merit increase, higher incentive compensation accrual and fringe benefit costs.
Freight expense was $147.2 million for fiscal year 2026, as compared to $150.5 million for fiscal year 2025. The primary driver of the decrease was favorable third-party shipping rates achieved through our network optimization initiatives and higher freight costs in the prior year incurred while servicing certain customers in the public sector.
Depreciation and amortization was $99.5 million for fiscal year 2026, as compared to $88.4 million for fiscal year 2025. The increase was primarily driven by capital expenditures to support our strategic growth initiatives and expanded solutions footprint.
Advertising expense was $53.5 million for fiscal year 2026, as compared to $46.7 million for fiscal year 2025. The primary driver of the increase was higher search engine marketing spend and paid media investments as part of the Company’s enhanced marketing efforts which began midway through fiscal year 2025.
Restructuring and Other Costs
We incurred $8.7 million in restructuring and other costs for fiscal year 2026, as compared to $11.0 million for the prior fiscal year. The decrease was primarily due to the decrease in consulting-related costs compared to the prior fiscal year. See Note 15, “Restructuring and Other Costs” in the Notes to Consolidated Financial Statements for additional information.
Asset Impairment and Related Charges
We incurred $43.7 million in asset impairments and related charges for fiscal year 2026, which were primarily attributable to the Company’s digital core implementation. See Note 8, “Asset Impairments and Related Charges” in the Notes to Consolidated Financial Statements for additional information.
Income from Operations
Income from operations increased 6.3% to $320.6 million in fiscal year 2026, as compared to $301.6 million in fiscal year 2025. Income from operations as a percentage of net sales remained comparable at 8.0% in both fiscal years 2026 and 2025. The increase in income from operations was primarily attributable to an increase in net sales, partially offset by higher operating expenses and asset impairments, as described above.
Total Other Expense

Total other expense decreased 24.9%, or $9.5 million, to $28.5 million for fiscal year 2026, as compared to $38.0 million for the prior fiscal year. The decrease was primarily due to the recognition of $5.1 million of employee retention credit (“ERC”) funds, lower interest costs on our credit facilities and current year remeasurement gains from foreign exchange.
Provision for Income Taxes
Our effective tax rate for fiscal year 2026 was 24.7%, as compared to 24.9% for fiscal year 2025. See Note 9, “Income Taxes” in the Notes to Consolidated Financial Statements for further information.

Net Income
The factors which affected net income for fiscal year 2026, as compared to the prior fiscal year, have been discussed above.
Liquidity and Capital Resources

	August 29, 2026	August 30, 2025	$ Change
		(In thousands)
Total debt	$476,947	$485,699	$(8,752)
Less: Cash and cash equivalents	65,028	56,228	8,800
Net debt	$411,919	$429,471	$(17,552)
Equity	$1,425,707	$1,396,502	$29,205
As of August 29, 2026, we had $65.0 million in cash and cash equivalents, substantially all with well-known financial institutions. Historically, our primary financing needs have been to fund our working capital requirements necessitated by our sales growth and the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities and net proceeds from the private placement notes, have been used to fund these needs, to repurchase shares of Class A Common Stock from time to time, and to pay dividends to our shareholders.
As of August 29, 2026, total borrowings outstanding, representing amounts due under our credit facilities and notes, as well as all finance leases and financing arrangements, were $476.9 million, net of unamortized debt issuance costs of $1.3 million, as compared to total borrowings outstanding of $485.7 million, net of unamortized debt issuance costs of $1.5 million, as of August 30, 2025. See Note 11, “Debt” in the Notes to Consolidated Financial Statements for more information about these balances.
We believe, based on our current business plan, that our existing cash, financial resources and cash flow from operations will be sufficient to fund anticipated capital expenditures, debt maturities and operating cash requirements for at least the next 12 months. We will continue to evaluate our financial position in light of future developments and to take appropriate action as it is warranted.
The table below summarizes information regarding the Company’s cash flows for the periods indicated:

	Fiscal Years Ended
	August 29, 2026	August 30, 2025
	(In thousands)
Net cash provided by operating activities	$306,500	$333,717
Net cash used in investing activities	(80,527)	(63,294)
Net cash used in financing activities	(217,083)	(243,572)
Effect of foreign exchange rate changes on cash and cash equivalents	(90)	(211)
Net increase in cash and cash equivalents	$8,800	$26,640
Operating Activities
Net cash provided by operating activities for fiscal year 2026 and fiscal year 2025 was $306.5 million and $333.7 million, respectively. The decrease was primarily due to the following:
•an increase in inventories in the current fiscal year compared to relatively flat inventories in the prior year due to inventory management countermeasures in response to tariffs and to support sales growth;
•an increase in accounts receivable in the current fiscal year compared to relatively flat accounts receivable in the prior year attributable to increased sales levels, which was partially offset by the RPA amendment;
•a decrease in the change in accounts payable and accrued liabilities as compared to the prior year period primarily due to lower accounts payable and payroll and payroll-related accruals; partially offset by

•an increase in non-cash transactions in the current fiscal year, including $43.7 million of impairment and related charges, higher stock-based compensation and higher depreciation and amortization; and
•an increase in net income, as described above

The table below summarizes certain information regarding the Company’s operations:

	Fiscal Years Ended
	August 29, 2026	August 30, 2025
	(Dollars in thousands)
Working Capital (1)	$579,127	$497,208
Current Ratio (2)	1.8	1.7

Days’ Sales Outstanding (3)	37.1	37.8
Inventory Turnover (4)	3.5	3.4
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
Working capital and current ratio increased compared to August 30, 2025, primarily due to higher balances of inventories and accounts receivable.
Days’ sales outstanding as of August 29, 2026 declined compared to August 30, 2025. The improvement in days’ sales outstanding was driven by the RPA amendment in the second quarter of fiscal year 2026.
Inventory turnover as of August 29, 2026 increased compared to August 30, 2025. Inventory turnover continues to improve due to category management efforts and supply chain efficiencies to optimize inventory levels. The recent increase in inventories is due to inventory management countermeasures in response to tariffs and to support recent sales growth.
Investing Activities

Net cash used in investing activities for fiscal year 2026 and fiscal year 2025 was $80.5 million and $63.3 million, respectively. The use of cash for both fiscal years was primarily due to expenditures for property, plant and equipment mainly related to expanding our solutions footprint and other infrastructure and technology investments. The use of cash in fiscal year 2025 was partially offset by proceeds from the sale of the Columbus CFC.
Financing Activities
Net cash used in financing activities for fiscal year 2026 and fiscal year 2025 was $217.1 million and $243.6 million, respectively, primarily due to the following:
•$194.3 million of regular cash dividends paid during fiscal year 2026 compared to $189.7 million of regular cash dividends paid during fiscal year 2025;
•$14.0 million in aggregate repurchases of Class A Common Stock during fiscal year 2026 compared to $39.3 million in aggregate repurchases of Class A Common Stock during fiscal year 2025;
•net payments under our credit facilities and private placement debt of $5.0 million during fiscal year 2026 compared to net payments of $21.5 million during fiscal year 2025; and
•acquisition of the remaining interest of Wm. F. Hurst Co., LLC for $8.2 million which increased the Company's ownership from 80% to 100%.

Debt
Credit Facilities
In April 2017, the Company entered into a $600.0 million revolving credit facility, which was subsequently amended and extended in August 2021, May 2023 and July 2025 (as amended, the “Amended Revolving Credit Facility”). Subsequent to the end of fiscal year 2026, the Company made additional net payments of $25.0 million through October 1, 2026 on the Amended Revolving Credit Facility. The unused balance of $555.5 million from the Amended Revolving Credit Facility, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary. As of August 29, 2026, the Company also had three uncommitted credit facilities, totaling $230.0 million of aggregate maximum uncommitted availability. As of August 29, 2026, we were in compliance with the operating and financial covenants of our credit facilities. See Note 11, “Debt” in the Notes to Consolidated Financial Statements for more information about our credit facilities.
Private Placement Debt
The Company has issued several series of unsecured senior notes in private placement transactions. As of August 29, 2026, the total amount of outstanding private placement notes was $200.0 million. See Note 11, “Debt” in the Notes to Consolidated Financial Statements for more information about these transactions.
Leases and Financing Arrangements
As of August 29, 2026, certain of our operations were conducted on leased premises. These leases are for varying periods, with the longest extending to fiscal year 2032. In addition, we are obligated under certain equipment and automobile operating and finance leases, which expire on varying dates through fiscal year 2030.
From time to time, we enter into financing arrangements with vendors to purchase certain IT equipment or software.
Capital Expenditures
We continue to invest in E-commerce and vending platforms, customer fulfillment centers and distribution networks and other infrastructure and technology.
Future Liquidity Outlook
As of August 29, 2026, our future contractual obligations were as follows (in thousands):

Contractual Obligations	Fiscal Year 2027	Thereafter
Undiscounted operating lease obligations (1)	$25,761	$29,272
Undiscounted finance lease obligations, net of interest (2)	195	331
Maturities of long-term debt obligations, net of interest (3)	100,000	160,000
Estimated interest on long-term debt (4)	12,431	24,802
Total contractual obligations	$138,387	$214,405
(1)Certain of our operations are conducted on leased premises. These leases are for varying periods, with the longest extending to fiscal year 2032. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through fiscal year 2028. See Note 12, “Leases” in the Notes to Consolidated Financial Statements for additional information on our operating lease arrangements.
(2)As of August 29, 2026, the Company had entered into various finance leases for certain IT equipment, which expire on varying dates through fiscal year 2030. See Note 12, “Leases” in the Notes to Consolidated Financial Statements for additional information on our finance lease arrangements.
(3)Excludes debt issuance costs.
(4)Interest payments for long-term debt are based on principal amounts and coupons or contractual rates at fiscal year-end.
As of August 29, 2026, the Company had recorded a non-current liability of $1.6 million for tax uncertainties and interest. This amount is excluded from the table above, as the Company cannot make reliable estimates of these cash flows by period. See Note 9, “Income Taxes” in the Notes to Consolidated Financial Statements.
We have not entered into any off-balance sheet arrangements and there are no commitments or obligations (including, but not limited to, guarantees; retained or contingent interests in assets transferred; contractual arrangements that support the credit, liquidity or market risk for transferred assets; or risk related to derivatives or other financial products related to our equity securities), including contingent obligations, with unconsolidated entities or persons that had, during the periods presented herein, or are reasonably likely to have a material impact on the Consolidated Financial Statements.
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
Inventories
Inventory is reflected at the lower of cost or net realizable value considering such factors as its age, the physical condition of the inventory, historic sales, historical write-down activity as well as known trends as compared to on-hand inventory. The Company will write down inventories for slow-moving or obsolete considerations.
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
Recently Adopted Accounting Pronouncements
Refer to Note 1, “Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risks
We are exposed to interest rate risk on our variable rate debt. During fiscal year 2026, the Company extended, and in some cases amended, its three uncommitted credit facilities. See Note 11, “Debt” in the Notes to Consolidated Financial Statements for more information about the credit facilities.
Borrowings under our committed and uncommitted credit facilities are subject to fluctuations in the interest rate, which have a corresponding effect on our interest expense. We are also exposed to interest rate risk arising from market rate adjustments as they pertain to the RPA. Future sales of our finance receivables may be affected by changes in market rates. A 100-basis point increase or decrease in interest rates would impact our interest costs on outstanding debt, and fees incurred associated with the RPA, by approximately $6.4 million under our current capital structure. We have monitored and will continue to monitor our exposure to interest rate fluctuations.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MSC Industrial Direct Co., Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MSC Industrial Direct Co., Inc. (the Company) as of August 29, 2026 and August 30, 2025, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended August 29, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 29, 2026 and August 30, 2025, and the results of its operations and its cash flows for each of the three years in the period ended August 29, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 29, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 22, 2026 expressed an unqualified opinion thereon.

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

Measurement of Inventory Reserves

Description of the Matter
As of August 29, 2026, the Company’s net inventory balance was $688,738 thousand. As more fully described in Note 1 to the consolidated financial statements, the valuation of inventory requires management to make assumptions and judgments about the recoverability of the inventory and its net realizable value. The Company evaluates the recoverability of its inventory quarterly and establishes reserves for slow-moving or obsolete inventories. Inventory is reflected at the lower of cost or net realizable value. The analyses of the required inventory reserves include consideration of inventory age, historical sales, historical write-off activity, known trends and the on-hand quantities of inventory.

Auditing management’s estimates for inventory reserves involved judgment because the assessment considers a number of factors, the most significant of which are historical sales, historical write-off activity and known trends in evaluating the amounts that should be reserved.

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

Charlotte, North Carolina
October 22, 2026

MSC INDUSTRIAL DIRECT CO., INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	August 29, 2026	August 30, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$65,028	$56,228
Accounts receivable, net of allowance for credit losses of $23,056 and $22,365, respectively	451,550	423,306
Inventories	688,738	644,090
Prepaid expenses and other current assets	114,097	102,930
Total current assets	1,319,413	1,226,554
Property, plant and equipment, net	339,023	346,706
Goodwill	723,977	723,702
Identifiable intangibles, net	69,919	85,455
Operating lease assets	50,761	52,464
Other assets	5,922	27,183
Total assets	$2,509,015	$2,462,064
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt including obligations under finance leases	$317,191	$316,868
Current portion of operating lease liabilities	23,642	22,236
Accounts payable	237,978	225,150
Accrued expenses and other current liabilities	161,475	165,092
Total current liabilities	740,286	729,346
Long-term debt including obligations under finance leases	159,756	168,831
Noncurrent operating lease liabilities	27,605	30,872
Deferred income taxes and tax uncertainties	142,101	136,513
Other noncurrent liabilities	13,560	—
Total liabilities	$1,083,308	$1,065,562
Commitments and Contingencies
Shareholders’ Equity:
MSC Industrial Shareholders’ Equity:
Preferred Stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 57,168,579 and 57,086,377 shares issued, respectively	57	57
Additional paid-in capital	1,114,507	1,093,630
Retained earnings	450,238	432,622
Accumulated other comprehensive loss	(19,641)	(20,736)
Class A treasury stock, at cost, 1,312,077 and 1,296,625 shares, respectively	(119,454)	(117,363)
Total MSC Industrial shareholders’ equity	1,425,707	1,388,210
Noncontrolling interest	—	8,292
Total shareholders’ equity	1,425,707	1,396,502
Total liabilities and shareholders’ equity	$2,509,015	$2,462,064
See accompanying Notes to Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Fiscal Years Ended
	August 29, 2026	August 30, 2025	August 31, 2024
	(52 weeks)	(52 weeks)	(52 weeks)
Net sales	$4,009,703	$3,769,521	$3,820,951
Cost of goods sold	2,370,450	2,233,386	2,248,168
Gross profit	1,639,253	1,536,135	1,572,783
Operating expenses	1,266,344	1,223,573	1,167,870
Restructuring and other costs	8,679	10,999	14,526
Asset impairment and related charges	43,664	—	—
Income from operations	320,566	301,563	390,387
Other income (expense):
Interest expense	(21,715)	(24,063)	(25,770)
Interest income	936	1,130	412
Other expense, net	(7,742)	(15,052)	(22,280)
Total other expense	(28,521)	(37,985)	(47,638)
Income before provision for income taxes	292,045	263,578	342,749
Provision for income taxes	72,135	65,742	86,792
Net income	219,910	197,836	255,957
Less: Net loss attributable to noncontrolling interest	(2,679)	(1,492)	(2,637)
Net income attributable to MSC Industrial	$222,589	$199,328	$258,594
Per share data attributable to MSC Industrial:
Net income per common share:
Basic	$3.99	$3.57	$4.60
Diluted	$3.98	$3.57	$4.58
Weighted-average shares used in computing net income per common share:
Basic	55,825	55,781	56,257
Diluted	55,990	55,894	56,441
See accompanying Notes to Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Fiscal Years Ended
	August 29, 2026	August 30, 2025	August 31, 2024
	(52 weeks)	(52 weeks)	(52 weeks)
Net income, as reported	$219,910	$197,836	$255,957
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,444	707	(4,715)
Comprehensive income (1)	221,354	198,543	251,242
Comprehensive income attributable to noncontrolling interest:
Net loss	2,679	1,492	2,637
Foreign currency translation adjustments	(349)	(299)	1,296
Comprehensive income attributable to MSC Industrial	$223,684	$199,736	$255,175
(1)There were no material taxes associated with other comprehensive income during fiscal years 2026, 2025 and 2024.
See accompanying Notes to Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

	For the Fiscal Years Ended
	August 29, 2026	August 30, 2025	August 31, 2024
	(52 weeks)	(52 weeks)	(52 weeks)
Class A Common Stock
Beginning Balance	$57	$57	$48
Repurchase and retirement of Class A Common Stock	—	—	(2)
Reclassification of Class B Common Stock to Class A Common Stock	—	—	11
Ending Balance	57	57	57
Class B Common Stock
Beginning Balance	—	—	9
Reclassification of Class B Common Stock to Class A Common Stock	—	—	(9)
Ending Balance	—	—	—
Additional Paid-in Capital
Beginning Balance	1,093,630	1,070,269	849,502
Associate Incentive Plans	21,112	23,431	32,681
Repurchase and retirement of Class A Common Stock, including excise tax	(17)	(70)	(318)
Purchase of Noncontrolling Interest, net of taxes	(218)	—	—
Reclassification of Class B Common Stock to Class A Common Stock	—	—	188,404
Ending Balance	1,114,507	1,093,630	1,070,269
Retained Earnings
Beginning Balance	432,622	456,850	755,007
Net Income	222,589	199,328	258,594
Repurchase and retirement of Class A Common Stock, including excise tax	(8,572)	(32,719)	(179,227)
Regular cash dividends declared on Class A Common Stock	(194,338)	(189,650)	(187,280)
Reclassification of Class B Common Stock to Class A Common Stock	—	—	(188,406)
Dividend equivalents declared, net of cancellations	(2,063)	(1,187)	(1,838)
Ending Balance	450,238	432,622	456,850
Accumulated Other Comprehensive Loss
Beginning Balance	(20,736)	(21,144)	(17,725)
Foreign Currency Translation Adjustment	1,095	408	(3,419)
Ending Balance	(19,641)	(20,736)	(21,144)
Treasury Stock
Beginning Balance	(117,363)	(114,235)	(107,677)
Associate Incentive Plans	3,287	3,471	3,113
Repurchase of Class A Common Stock, including excise tax	(5,378)	(6,599)	(9,671)
Ending Balance	(119,454)	(117,363)	(114,235)
Total Shareholders’ Equity Attributable to MSC Industrial	1,425,707	1,388,210	1,391,797
Noncontrolling Interest
Beginning Balance	8,292	9,485	13,418
Foreign Currency Translation Adjustment	349	299	(1,296)
Net Loss	(2,679)	(1,492)	(2,637)
Purchase of Noncontrolling Interest, net of taxes	(5,962)	—	—
Ending Balance	—	8,292	9,485
Total Shareholders’ Equity	$1,425,707	$1,396,502	$1,401,282
Dividends declared per Class A Common Share	$3.48	$3.40	$3.32
See accompanying Notes to Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Fiscal Years Ended
	August 29, 2026	August 30, 2025	August 31, 2024
	(52 weeks)	(52 weeks)	(52 weeks)
Cash Flows from Operating Activities:
Net income	$219,910	$197,836	$255,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,395	90,627	80,886
Amortization of cloud computing arrangements	1,399	1,790	1,988
Non-cash operating lease cost	24,166	24,472	22,973
Stock-based compensation	19,017	12,551	18,848
Loss on disposal of property, plant and equipment	1,005	1,957	687
Asset impairment and related charges	43,664	—	—
Non-cash changes in fair value of estimated contingent consideration	(696)	293	906
Provision for credit losses	10,739	7,495	7,355
Expenditures for cloud computing arrangements	(5,107)	(4,688)	(20,282)
Deferred income taxes and tax uncertainties	7,768	(2,925)	9,706
Changes in operating assets and liabilities, net of amounts associated with business acquired:
Accounts receivable	(37,982)	(17,742)	18,846
Inventories	(46,679)	1,719	85,098
Prepaid expenses and other current assets	(8,844)	482	2,027
Operating lease liabilities	(24,323)	(23,819)	(23,383)
Other assets	13	350	3,149
Accounts payable and accrued liabilities	1,055	43,319	(54,065)
Total adjustments	86,590	135,881	154,739
Net cash provided by operating activities	306,500	333,717	410,696
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(81,344)	(92,840)	(99,406)
Cash used in acquisitions, net of cash acquired	(240)	(790)	(23,990)
Net proceeds from sale of property	1,057	30,336	—
Net cash used in investing activities	(80,527)	(63,294)	(123,396)
Cash Flows from Financing Activities:
Repurchases of Class A Common Stock	(13,967)	(39,317)	(187,695)
Payments of regular cash dividends	(194,338)	(189,650)	(187,280)
Proceeds from sale of Class A Common Stock in connection with Associate Stock Purchase Plan	4,014	4,253	4,426
Proceeds from exercise of Class A Common Stock options	—	8,123	9,587
Borrowings under credit facilities	406,000	253,498	434,500
Payments under credit facilities	(411,000)	(254,998)	(381,000)
Payments under Shelf Facility Agreements and Private Placement Debt	(100,000)	(20,000)	(50,000)
Proceeds from Private Placement Debt	100,000	—	50,000
Purchase of noncontrolling interest	(8,195)	—	—
Other, net	403	(5,481)	110

Net cash used in financing activities	(217,083)	(243,572)	(307,352)
Effect of foreign exchange rate changes on cash and cash equivalents	(90)	(211)	(412)
Net increase (decrease) in cash and cash equivalents	8,800	26,640	(20,464)
Cash and cash equivalents—beginning of period	56,228	29,588	50,052
Cash and cash equivalents—end of period	$65,028	$56,228	$29,588
Supplemental Disclosure of Cash Flow Information:
Net cash paid for income taxes	$77,907	$60,284	$79,088
Cash paid for interest	$20,972	$23,891	$24,721

See accompanying Notes to Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
MSC Industrial Direct Co., Inc. (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, “MSC,” “MSC Industrial” or the “Company”) is a leading North American distributor of a broad range of metalworking and maintenance, repair and operations (“MRO”) products and services, with co-headquarters in Melville, New York and Davidson, North Carolina. The Company serves primarily domestic markets through its distribution network of five customer fulfillment centers (“CFCs”), eight regional inventory centers, 37 warehouses and five manufacturing locations.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of MSC. All significant intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to August 31st of each year. References to “fiscal year 2026” refer to the period from August 31, 2025 to August 29, 2026. References to “fiscal year 2025” refer to the period from September 1, 2024 to August 30, 2025. References to “fiscal year 2024” refer to the period from September 3, 2023 to August 31, 2024. All comparable periods consisted of a 52-week fiscal year.
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
Allowance for Credit Losses
The Company establishes reserves for customer accounts that are deemed uncollectible. The allowance for credit losses is based on several factors, including the age of the receivables and the historical ratio of actual write-offs to the age of the receivables. These analyses also take into consideration economic conditions that may have an impact on a specific industry, a group of customers or a specific customer. While the Company has a broad customer base, representing many diverse industries primarily in all regions of the United States, a general economic downturn could result in higher than expected uncollectible account balances and, therefore, the need to revise estimates for credit losses. The Company continues to provide collection services for the receivables sold under the Receivables Purchase Agreement (the “RPA”) and therefore an allowance for credit losses is recorded for these receivables.
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
Cloud Computing Arrangements
The Company capitalizes costs to implement cloud computing arrangements (“CCA”) hosted by third-party vendors. Capitalized costs are amortized on a straight-line basis over the life of the hosting arrangement, taking into account any renewal options which are reasonably certain to be exercised, if any. Capitalized CCA included in Prepaid expenses and other current assets were $3,455 and $1,813 and CCA costs included in Other assets were $2,621 and $23,851, net of accumulated amortization, at August 29, 2026 and August 30, 2025, respectively. Amortization expense associated with capitalized CCA costs, included in Operating expenses in the Consolidated Statements of Income, was $1,399, $1,790 and $1,988 for fiscal years 2026, 2025, and 2024, respectively. Capitalized CCA costs are classified within operating activities in the Consolidated Statements of Cash Flows. During fiscal year 2026, the Company impaired $23,296 of capitalized CCA costs associated with its digital core implementation. See Note 8, “Asset Impairments and Related Charges” for further discussion.
Leases
The Company’s lease portfolio includes certain real estate (CFCs, regional inventory centers, warehouses and manufacturing locations), automobiles and other equipment. The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. Operating leases are recorded on the balance sheet with operating lease assets representing the right to use the underlying asset for the lease term and operating lease liabilities representing the obligation to make lease payments arising from the lease. The Company does not guarantee any residual value in its lease agreements and there are no material restrictions or covenants imposed by lease arrangements. The Company has entered into immaterial lease transactions with related parties.
For real estate leases, lease components and non-lease components, such as common area maintenance, are grouped as a single lease component. All leases with an initial term of 12 months or less are not capitalized. Real estate leases typically include one or more options to extend the lease. The Company regularly evaluates the renewal options, and when it is reasonably certain of exercise, the Company includes the renewal period in its lease term. The automobile leases contain variable lease payments based on inception and subsequent interest rate fluctuations.
When readily determinable, the Company uses the interest rate implicit in its leases to discount lease payments. For leases that do not have a readily determinable implicit rate, the Company utilizes the incremental borrowing rate. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The rate for each lease is primarily determined using the Company’s credit spread, the lease term and currency. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in Operating expenses in the Consolidated Statements of Income.
Goodwill and Other Indefinite-Lived Intangible Assets
The Company’s business acquisitions typically result in the recording of goodwill and other intangible assets, which affects the amount of amortization expense and possible impairment write-downs that the Company may incur in future periods. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business acquisitions. The Company annually reviews goodwill at the reporting unit level and intangible assets that have indefinite lives for impairment in its fiscal fourth quarter and when events or changes in circumstances indicate the carrying values of these assets might exceed their current fair values.
The Company currently operates at a single reporting unit level. Events or circumstances that may result in an impairment review include changes in macroeconomic conditions, industry and market considerations, cost factors affecting the reporting unit or a sustained decrease in share price. Each year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit or indefinite-lived intangible asset is less than its carrying value. If impairment is indicated in the qualitative assessment or if management elects to initially perform a quantitative assessment, the impairment test uses a single step approach. This single step approach compares the carrying value of a reporting unit or indefinite-lived intangible asset to its fair value. If the fair value exceeds its carrying amount, goodwill or indefinite-lived intangible assets are not impaired. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Based on the qualitative assessments of goodwill and intangible assets that have indefinite lives performed by the Company in its respective fiscal fourth quarters, there was no indicator of impairment for fiscal years 2026, 2025 and 2024.
The balances and changes in the carrying amount of goodwill are as follows:

Balance as of August 31, 2024	$723,894
Foreign currency translation adjustments	(192)
Balance as of August 30, 2025	$723,702
Foreign currency translation adjustments	275
Balance as of August 29, 2026	$723,977

The components of the Company’s intangible assets for fiscal years 2026 and 2025 are as follows:

		For the Fiscal Years Ended
		August 29, 2026		August 30, 2025
	Weighted-Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived Intangible Assets
Customer Relationships	14.5	$187,646	$(131,759)	$187,846	$(117,976)
Non-Compete Agreements	5.0	290	(204)	1,056	(912)
Intellectual Property	5.0	3,462	(1,784)	3,444	(1,095)
Trademarks	7.0	7,121	(5,728)	8,141	(5,924)
Total Definite-lived Intangible Assets	14.0 years	$198,519	$(139,475)	$200,487	$(125,907)

Indefinite-lived Intangible Assets
Trademarks	Indefinite	10,875	—	10,875	—
Total		$209,394	$(139,475)	$211,362	$(125,907)

During the fiscal year ended August 29, 2026, the Company removed the gross carrying amount and accumulated amortization for $1,020 of trademark intangible assets, $766 of non-compete arrangements, and $200 of customer relationships, all of which were fully amortized. For the fiscal year ended August 30, 2025, the Company recorded approximately $550 of intangible assets, consisting of additional intellectual property assets acquired in connection with the Schmitz Manufacturing Research & Technology LLC asset acquisition in fiscal year 2024. During the fiscal year ended August 30, 2025, the Company removed the gross carrying amount and accumulated amortization for $107 of trademark intangible assets, which were fully amortized.
The Company’s amortizable intangible assets are amortized on a straight-line basis, including customer relationships, based on an approximation of customer attrition patterns and best estimates of the use pattern of the asset. Amortization expense of the Company’s intangible assets was $15,695, $16,269 and $15,686 during fiscal years 2026, 2025 and 2024, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2027	$15,576
2028	12,925
2029	9,968
2030	9,636
2031	7,334
Impairment of Long-Lived Assets
The Company periodically evaluates the net realizable value of long-lived assets, including definite-lived intangible assets, operating lease right-of-use assets, capitalized CCA costs and property and equipment, relying on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. Impairment is assessed by evaluating the estimated undiscounted cash flows over the asset’s remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized. See Note 8, “Asset Impairments and Related Charges” for further discussion.
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
Vendor Consideration
The Company receives volume rebates from certain vendors based on contractual arrangements with such vendors. Rebates received from these vendors are recognized as a reduction to Cost of goods sold in the Consolidated Statements of Income when the inventory is sold. In addition, the Company records cash consideration received for advertising costs incurred to sell the vendor’s products as a reduction of the Company’s advertising costs and such consideration is reflected in Operating expenses in the Consolidated Statements of Income. The total amount of advertising costs, net of co-operative advertising income from vendor-sponsored programs, included in Operating expenses in the Consolidated Statements of Income was approximately $24,794, $16,257 and $12,167 during fiscal years 2026, 2025 and 2024, respectively.
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
Shipping and Handling Costs
The Company includes shipping and handling fees billed to customers in Net sales and shipping and handling costs associated with outbound freight in Operating expenses in the Consolidated Statements of Income. The shipping and handling costs in Operating expenses were approximately $147,206, $150,501 and $148,523 during fiscal years 2026, 2025 and 2024, respectively.
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
The Inflation Reduction Act of 2022, enacted in August 2022, imposed a 1% non-deductible excise tax on net repurchases of shares by domestic corporations whose stock is traded on an established securities market. Consequently, this excise tax is applicable to shares of stock repurchased pursuant to the Company’s Share Repurchase Plan (as defined below) beginning in January 2023 and represents a cost of the repurchases of the Class A Common Stock. See Note 13, “Shareholders’ Equity” for further discussion.
Fair Value of Financial Instruments
The carrying values of the Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued liabilities, approximate fair value because of the short maturity of these instruments. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s lease obligations also approximate fair value. The fair values of the Company’s long-term debt, including current maturities, are estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. Under this method, the Company’s fair values of any long-term obligations were not significantly different than the carrying values at August 29, 2026 and August 30, 2025.
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
Income Taxes
The Company has established deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled pursuant to the provisions of ASC Topic 740, “Income Taxes,” which prescribes a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amounts of unrecognized tax benefits, exclusive of interest and penalties that would affect the effective tax rate, were $914 and $2,476 as of August 29, 2026 and August 30, 2025, respectively.
Comprehensive Income
Comprehensive income consists of consolidated net income and foreign currency translation adjustments. Foreign currency translation adjustments included in comprehensive income were not tax-affected as investments in international affiliates are deemed to be permanent.
Geographic Regions
The Company’s sales and assets are predominantly generated from North American locations. For fiscal year 2026, the Company’s operations in North America represented approximately 98% of consolidated net sales, with 95% of the total being from the Company’s operations in the United States. The remaining 2% of consolidated net sales is from the Company’s operations in other foreign countries.

Business Combinations and Asset Acquisitions
The Company accounts for business combinations in accordance with ASC Topic 805, “Business Combinations” (“ASC Topic 805”). ASC Topic 805 established principles and requirements for recognizing the total consideration transferred to, and the assets acquired, liabilities assumed and any noncontrolling interest in, the acquired target in a business combination. ASC Topic 805 also provides guidance for recognizing and measuring goodwill acquired in a business combination and requires the acquirer to disclose information that users may need to evaluate and understand the financial impact of the business combination.
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
Recently Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. The ASU primarily enhances and expands both the income tax rate reconciliation disclosure and the income taxes paid disclosure. The Company adopted this guidance effective for the fiscal year ended August 29, 2026 on a retrospective basis for all periods presented. The adoption of this guidance did not affect the Company’s Consolidated Financial Statements but did impact tax disclosures. See Note 9, “Income Taxes” for additional information.
Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires public entities to include more detailed disclosures about specific categories of expenses such as inventory purchases, employee compensation, depreciation, amortization and selling costs within the notes to the financial statements. The ASU is effective for fiscal year periods beginning after December 15, 2026 (MSC’s fiscal year 2028) and interim periods within fiscal years beginning after December 15, 2027 (MSC’s first quarter of fiscal year 2029), with early adoption permitted. The adoption of this guidance is not expected to affect the Company’s Consolidated Financial Statements and the Company is currently evaluating the standard to determine the impact of adoption on its disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40): Targeted Improvements to Accounting for Internal-Use Software. The ASU primarily amends guidance for accounting and disclosure of internal-use software, including clarifying the requirements for capitalizing costs and removal of references to the stage-based approach for capitalizing costs. The ASU is effective for annual periods beginning after December 15, 2027 (MSC’s fiscal year 2029) on a prospective, retrospective or modified prospective approach. The Company is currently evaluating the standard to determine the impact of adoption on its Consolidated Financial Statements and disclosures.
Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to have a material impact on the Consolidated Financial Statements.
Reclassifications

Certain prior period line items on the Consolidated Statements of Cash Flows were combined to conform to the current period presentation, including Loss on disposal of property, plant and equipment within net cash provided by operating activities and Other, net within net cash used in financing activities. These reclassifications did not affect net cash provided by operating activities or net cash used in financing activities.

2. REVENUE
Revenue Recognition
Net sales include product revenue and shipping and handling charges, net of estimated sales returns and any related sales incentives. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract, which is determined to occur when the customer obtains control of the products, and invoicing occurs at approximately the same point in time. The Company’s product sales have standard payment terms that do not exceed one year. The Company considers shipping and handling as activities to fulfill its performance obligation. Substantially all of the Company’s contracts have a single performance obligation, to deliver products, and are short-term in nature. The Company estimates product returns based on historical return rates. Total accrued sales returns were $6,365 and $7,089 as of August 29, 2026 and August 30, 2025, respectively, and are reported as Accrued expenses and other current liabilities in the Consolidated Balance Sheets. Sales taxes and value-added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.
Consideration Payable to Customers
The Company offers customers sales incentives, which primarily consist of volume rebates, and upfront sign-on payments. These volume rebates and sign-on payments are not in exchange for a distinct good or service and result in a reduction of net sales from the goods transferred to the customer at the later of when the related revenue is recognized or when the Company promises to pay the consideration. The Company estimates its volume rebate accruals and records its sign-on payments based on various factors, including contract terms, historical experience and performance levels. Total accrued sales incentives, primarily related to volume rebates, were $26,675 and $22,948 as of August 29, 2026 and August 30, 2025, respectively, and are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. Sign-on payments, not yet recognized as a reduction of net sales, are recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets and were $7,179 and $6,723 as of August 29, 2026 and August 30, 2025, respectively.
Contract Assets and Liabilities
The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company records a contract liability when customers prepay but the Company has not yet satisfied its performance obligations. The Company did not have material contract assets or liabilities as of August 29, 2026 and August 30, 2025.
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

The following table presents the Company’s percentage of revenue by customer end-market for fiscal years 2026, 2025, and 2024:

	For the Fiscal Years Ended (2)
	August 29, 2026	August 30, 2025	August 31, 2024
	(52 weeks)	(52 weeks)	(52 weeks)
Manufacturing Heavy	58%	58%	58%
Manufacturing Light	9%	9%	9%
Public Sector	9%	10%	9%
Retail/Wholesale	7%	7%	7%
Commercial Services	4%	4%	4%
Other (1)	13%	12%	13%
Total	100%	100%	100%
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

The following table presents the Company’s percentage of revenue by customer type for fiscal years 2026, 2025, and 2024:

	For the Fiscal Years Ended
	August 29, 2026	August 30, 2025	August 31, 2024
	(52 weeks)	(52 weeks)	(52 weeks)
National Account Customers	36%	36%	37%
Public Sector Customers	9%	10%	9%
Core and Other Customers	55%	54%	54%
Total	100%	100%	100%

The Company’s revenue originating from the following geographic areas was as follows for fiscal years 2026, 2025, and 2024:

	For the Fiscal Years Ended
	August 29, 2026	August 30, 2025	August 31, 2024
	(52 weeks)	(52 weeks)	(52 weeks)
United States	95%	95%	95%
Mexico	1%	2%	2%
Canada	2%	2%	2%
North America	98%	99%	99%
Other foreign countries	2%	1%	1%
Total	100%	100%	100%

3. FAIR VALUE
Fair value accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy below prioritizes the inputs used to measure fair value into three levels, with Level 1 being of the highest priority. The three levels of inputs used to measure fair value are as follows:
Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2—Include other inputs that are directly or indirectly observable in the marketplace.
Level 3—Unobservable inputs which are supported by little or no market activity.
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and outstanding indebtedness. Cash and cash equivalents include investments in a money market fund which are reported at fair value. The fair value of money market funds is determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs within the fair value hierarchy. The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company’s debt instruments are classified as Level 2 within the fair value hierarchy. The reported carrying amounts of the Company’s financial instruments approximated their fair values as of August 29, 2026 and August 30, 2025.
During fiscal years 2026 and 2025, aside from the item discussed in Note 8, “Asset Impairments and Related Charges,” the Company had no material remeasurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.
4. NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted-average number of shares of the Class A Common Stock, and the Company’s Class B Common Stock, par value $0.001 per share (“Class B Common Stock” and, together with Class A Common Stock, “Common Stock”), outstanding during the period. In the first quarter of fiscal year 2024, all Class B Common Stock was reclassified, exchanged and converted into Class A Common Stock in connection with the Reclassification (as defined below). See Note 13, “Shareholders’ Equity” for additional information. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of Common Stock outstanding during the period, including potentially dilutive shares of Common Stock equivalents outstanding during the period. The dilutive effect of potential shares of Common Stock is determined using the treasury stock method. The following table sets forth the computation of basic and diluted net income per common share under the treasury stock method for fiscal years 2026, 2025 and 2024:

	For the Fiscal Years Ended
	August 29, 2026	August 30, 2025	August 31, 2024
	(52 weeks)	(52 weeks)	(52 weeks)

Numerator:
Net income attributable to MSC Industrial, as reported	$222,589	$199,328	$258,594

Denominator:
Weighted-average shares outstanding for basic net income per share	55,825	55,781	56,257
Effect of dilutive securities	165	113	184
Weighted-average shares outstanding for diluted net income per share	55,990	55,894	56,441
Net income per share:
Basic	$3.99	$3.57	$4.60
Diluted	$3.98	$3.57	$4.58

Potentially dilutive securities	—	128	37
Potentially dilutive securities attributable to outstanding share-based awards are excluded from the calculation of diluted net income per share when the combined exercise price and average unamortized fair value are greater than the average market price of Class A Common Stock, and, therefore, their inclusion would be anti-dilutive.
5. ACCOUNTS RECEIVABLE
Accounts receivable at August 29, 2026 and August 30, 2025 consisted of the following:

	August 29, 2026	August 30, 2025
Accounts receivable	$474,606	$445,671
Less: Allowance for credit losses	23,056	22,365
Accounts receivable, net	$451,550	$423,306

In the second quarter of fiscal year 2023, the Company entered into the RPA, by and among MSC A/R Holding Co., LLC, a wholly owned subsidiary of the Company (the “Receivables Subsidiary”), as seller, the Company, as master servicer, certain purchasers from time to time party thereto (collectively, the “Purchasers”), and Wells Fargo Bank, National Association, as administrative agent. Under the RPA, the Receivables Subsidiary may sell receivables to the Purchasers. The RPA was amended in December 2025 to provide for, among other things, an extension of the scheduled termination date to December 8, 2028, the addition of a joining purchaser and an increase to the maximum aggregate commitment of $50,000 to a total of $350,000 which the Company has fully utilized and derecognized from the Consolidated Balance Sheet as of August 29, 2026. The RPA is a key component of the Company’s working capital strategy as it provides an additional source of liquidity through the sale of eligible receivables. The RPA continues to include customary representations and warranties for facilities of this type.

The Company continues to be involved with the receivables sold to the Purchasers by providing collection services. As cash is collected on sold receivables, the Receivables Subsidiary continuously sells new qualifying receivables to the Purchasers so that the total principal amount outstanding of receivables sold is approximately $350,000. The total principal amount outstanding of receivables sold was approximately $350,000 and $300,000 as of August 29, 2026 and August 30, 2025. The amount of receivables pledged as collateral as of August 29, 2026 and August 30, 2025 was $375,263 and $359,465, respectively.

The following table summarizes the activity and amounts outstanding under the RPA for fiscal years 2026, 2025, and 2024:

	For the Fiscal Years Ended
	August 29, 2026	August 30, 2025	August 31, 2024
Receivables sold under the RPA	$1,446,719	$1,259,391	$1,272,320
Cash collected on sold receivables under the RPA	$1,396,719	$1,259,391	$1,272,320

The receivables sold incurred fees due to the Purchasers of $15,311, $15,767 and $18,438 for the fiscal years ended August 29, 2026, August 30, 2025 and August 31, 2024, which were recorded within Other (expense) income, net in the Consolidated Statements of Income. The financial covenants under the RPA are substantially the same as those under the Credit Facilities and the Private Placement Debt (each, as defined below). See Note 11, “Debt” for more information about these financial covenants.
6. ACQUISITIONS
Purchase of Noncontrolling Interest
During fiscal year 2026, the Company acquired the remaining interest of Wm. F. Hurst Co., LLC for $8,195, increasing the Company's ownership from 80% to 100%. As of the acquisition date, the balance of the noncontrolling interest was $6,048. The difference between acquisition price and the balance of the noncontrolling interest was recognized as an adjustment, net of taxes, to additional paid-in capital of $132. The $8,195 cash payment is presented as a financing cash outflow in the Consolidated Statement of Cash Flows.
During fiscal year 2026, the Company also acquired the remaining 25% noncontrolling interest in each of MSC Industrial Supply, S. de R.L. de C.V. and MSC Import Export LLC, resulting in 100% ownership by the Company of these entities. The acquisition eliminates the allocation of future earnings or losses to the noncontrolling shareholder. The transaction was completed for nominal consideration. In conjunction with the acquisition of the noncontrolling interest, the Company settled $4,750 of indebtedness in exchange for the transfer and sale of inventory. The transaction was non-cash in nature and therefore was excluded from the Consolidated Statement of Cash Flows.
7. PROPERTY, PLANT AND EQUIPMENT
The following is a summary of property, plant and equipment and the estimated useful lives used in the computation of depreciation and amortization:

	Number of Years	August 29, 2026	August 30, 2025
Land	—	$19,844	$19,927
Buildings and building improvements	3 - 40	149,221	144,126
Leasehold improvements	The lesser of lease term or 10	8,094	7,986
Furniture, fixtures and equipment	3 - 20	197,398	194,078
Computer systems, equipment and software	3 - 10	761,392	702,742
		1,135,949	1,068,859
Less: Accumulated depreciation		796,926	722,153
Total		$339,023	$346,706
Depreciation expense was $83,834, $72,119 and $64,836 for fiscal years 2026, 2025 and 2024, respectively.
Disposal of Columbus CFC
During fiscal year 2025, the Company entered into a Purchase and Sale Agreement to sell its 468,000 square foot customer fulfillment center in Columbus, Ohio (the “Columbus CFC”). During the third quarter of fiscal year 2025, the Company disposed of the Columbus CFC for a sales price of $32,000. As of the date of sale, the related assets had a carrying value of approximately $31,758, which was comprised of approximately $20,663 of building and building improvements, $4,097 of land and $6,998 of furniture, fixtures and equipment, which was included in Property, plant and equipment, net in the Consolidated Balance Sheet as of such date. The sale resulted in a loss on sale of property of $1,167 after the settlement of certain closing costs and fees, which is included in Operating expenses on the Consolidated Statement of Income for the fiscal year ended August 30, 2025.

8. ASSET IMPAIRMENTS AND RELATED CHARGES

During fiscal year 2026, the Company recorded asset impairments and other charges totaling $43,664. During the fiscal quarter ended August 29, 2026, the Company completed a review of its digital core implementation, including updated project timelines, costs incurred to date, required internal resources and expected costs to complete the implementation and determined certain existing capitalized costs no longer aligned with the Company’s business needs and strategy and no longer provided the best return for shareholders. As a result of this determination, the Company recognized a pre-tax impairment charge of $41,774. From this total, $23,371 represents an impairment of all capitalized implementation costs, primarily CCA, associated with the project. Additionally, the Company recorded a pre-tax charge of $18,403 which represents the net present value of future contractual obligations associated with the digital core which will not provide the Company with an economic benefit. The Company expects to settle the remaining contractual obligations over the next four fiscal years and does not currently expect to recognize additional material charges related to this determination. Other software-related asset impairments during fiscal year 2026 totaled $1,890. These charges are recorded in Asset Impairments and related charges on the Consolidated Statements of Income for the year ended August 29, 2026.
9. INCOME TAXES
The components of income before provision for income taxes were as follows:

	For the Fiscal Years Ended
	August 29, 2026	August 30, 2025	August 31, 2024
Domestic	$288,134	$271,007	$355,738
Foreign	3,911	(7,429)	(12,989)
Total	$292,045	$263,578	$342,749

The provision for income taxes is comprised of the following:

	For the Fiscal Years Ended
	August 29, 2026	August 30, 2025	August 31, 2024
Current:
Federal	$46,059	$51,295	$57,780
State and local	15,423	13,507	17,644
Foreign	2,108	2,254	1,329
	63,590	67,056	76,753
Deferred:
Federal	7,704	(2,893)	6,909
State and local	758	683	851
Foreign	83	896	2,279
	8,545	(1,314)	10,039
Total	$72,135	$65,742	$86,792
Income Taxes paid, net of refunds received, is comprised of the following:

	For the Fiscal Years Ended
	August 29, 2026	August 30, 2025	August 31, 2024
Federal	$55,704	$46,084	$56,517
State	17,736	13,610	21,990
Foreign	4,467	590	581
Total	$77,907	$60,284	$79,088
Significant components of deferred tax assets and liabilities are as follows:

	For the Fiscal Years Ended
	August 29, 2026	August 30, 2025
Deferred tax liabilities:
Depreciation	$(37,650)	$(29,035)
Right-of-use assets	(13,085)	(13,057)
Goodwill	(141,678)	(135,960)
Intangible asset amortization	(3,267)	(4,769)
	(195,680)	(182,821)
Deferred tax assets:
Accounts receivable	5,677	5,189
Lease liability	13,159	13,291
Inventories	13,091	9,637
Self-insurance liability	1,556	1,814
Deferred compensation	431	800
Stock-based compensation	4,638	3,527
Other accrued expenses/reserves	20,117	17,519
Net operating loss carryforwards	8,804	9,080
Foreign tax credit	2,034	2,034
Less: Valuation allowance	(14,324)	(13,979)
	55,183	48,912
Net Deferred Tax Liabilities	$(140,497)	$(133,909)

The Company’s valuation allowance changed as follows:

	For the Fiscal Years Ended
	August 29, 2026	August 30, 2025
Beginning Balance	$(13,979)	$(10,314)
Provision for income taxes	181	(3,665)
Equity Adjustment	(526)	—
Ending Balance	$(14,324)	$(13,979)

A reconciliation of income tax expense to the U.S. federal income tax rate is as follows:

	For the Fiscal Years Ended
	August 29, 2026		August 30, 2025		August 31, 2024
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal income tax rate	$61,329	21.0%	$55,351	21.0%	$71,977	21.0%
State and local income taxes, net of federal benefit (1)(2)(3)	12,817	4.4%	11,695	4.4%	16,385	4.8%
Foreign tax effects:
Mexico	592	0.2%	2,282	0.9%	(1,611)	(0.5)%
Mexico - Changes in valuation allowance	—	—%	—	—%	7,456	2.2%
Other foreign jurisdictions	1,059	0.4%	2,429	0.9%	639	0.2%
Effect of cross-border tax laws	(217)	(0.1)%	(4,084)	(1.5)%	(4,540)	(1.3)%
Tax credits:
Energy credits	(2,984)	(1.0)%	(2,661)	(1.0)%	(3,856)	(1.1)%
Other tax credits	(901)	(0.3)%	(735)	(0.3)%	(650)	(0.2)%
Changes in valuation allowances	(644)	(0.2)%	644	0.2%	1,049	0.3%
Nontaxable or nondeductible items	2,575	0.9%	1,052	0.4%	602	0.1%
Changes in unrecognized tax benefits	(985)	(0.3)%	(1,322)	(0.5)%	(1,032)	(0.3)%
Other, net	(506)	(0.3)%	1,091	0.4%	373	0.1%
Effective income tax rate	$72,135	24.7%	$65,742	24.9%	$86,792	25.3%
(1) State jurisdictions comprising the majority of (>50%) of the state and local tax effect for the fiscal year ended August 29, 2026 are CA, NY, PA, WI, IL, MI, CT, IN, FL, MN
(2) State jurisdictions comprising the majority of (>50%) of the state and local tax effect for the fiscal year ended August 30, 2025 are CA, PA, WI, NY, IL, MI, CT, FL, MN
(3) State jurisdictions comprising the majority of (>50%) of the state and local tax effect for the fiscal year ended August 31, 2024 are PA, NY, CA, IL, WI, MI, GA, CT, FL, MN
The aggregate changes in the balance of gross unrecognized tax benefits during fiscal years 2026 and 2025 were as follows:

	August 29, 2026	August 30, 2025	August 31, 2024
Beginning Balance	$3,703	$5,768	$7,768
Additions for tax positions relating to current year	129	62	210
Additions for tax positions relating to prior years	50	67	—
Reductions for tax positions relating to prior years	—	(648)	—
Settlements	(55)	—	—
Lapse of statute of limitations	(1,763)	(1,546)	(2,210)
Ending Balance	$2,064	$3,703	$5,768
The Company recognizes interest expense and penalties in the provision for income taxes. The provision for income taxes for fiscal years 2026, 2025 and 2024 included interest and penalties of $39, $79 and $4, respectively. The Company had accrued $679 and $919 for interest and penalties as of August 29, 2026 and August 30, 2025, respectively.
During fiscal year 2026, the Company recognized $5,129 of Employee Retention Credit (“ERC”) claims to Other income (expense) in the Consolidated Statement of Income as the relevant statute of limitations lapsed. As of August 29, 2026, there is no remaining liability balance on the Consolidated Balance Sheet associated with ERC funds.
The Company is routinely examined by federal and state tax authorities. The Company is subject to examination by the Internal Revenue Service from fiscal year 2023 to present. With limited exceptions, the Company is no longer subject to state income tax examinations prior to fiscal year 2023. The Company is also subject to examinations in various foreign jurisdictions. The statute of limitations varies by jurisdiction.
In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was passed in the United States. This act introduces significant changes to United States federal tax law, including making certain provisions of the Tax Cuts and Jobs Act of 2017 permanent and introducing new measures impacting corporate taxation. The OBBBA contains a number of tax provisions including, but not limited to, immediate expensing of domestic research and experimental expenditures and bonus depreciation modifications. These tax provisions apply to the Company’s fiscal year 2026 and future periods. The Company has analyzed its tax elections under the OBBBA and has determined these elections do not have a material impact on the fiscal year 2026 effective tax rate.
As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, the Company establishes a valuation allowance. During the fiscal year ended August 29, 2026, the Company’s valuation allowance increased by approximately $345. The Company has income tax net operating loss carryforwards related to its international operations of approximately $28,112, of which $13,253 has an indefinite carryforward period and $14,859 expires in 2034. The Company also has federal net operating loss carryforwards of approximately $4,759 which may be carried forward indefinitely to offset future taxable income.

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	August 29, 2026	August 30, 2025 (1)
Accrued payroll and fringe benefits	$37,216	$36,749
Accrued bonus	29,061	27,152
Accrued sales, property and income taxes	11,687	16,400
Accrued sales rebates and returns	33,040	30,037
Accrued restructuring and other costs	1,231	3,692
Accrued dividend equivalents	3,789	3,095
Accrued freight	6,460	9,559
Accrued legal fees	7,010	573
Accrued ERC claims	—	5,129
Accrued contract obligations	4,432	—
Accrued advertising costs	3,762	5,819
Accrued professional fees	2,678	2,423
Accrued consideration related to acquisitions	720	3,656
Accrued other	20,389	20,808
Total accrued expenses and other current liabilities	$161,475	$165,092
(1)Includes reclassifications from Accrued other for the fiscal year ended August 30, 2025 to conform with the current year presentation.
11. DEBT
Debt at August 29, 2026 and August 30, 2025 consisted of the following:

	August 29, 2026		August 30, 2025
Amended Revolving Credit Facility	$60,000		$65,000
Uncommitted Credit Facilities	217,000		217,000
Long-Term Note Payable	—		4,750
Private Placement Debt:
2.90% Senior Notes, Series B, due July 28, 2026	—		100,000
2.60% Senior Notes, due March 5, 2027	50,000		50,000
5.73% Senior Notes, due April 18, 2027	50,000		50,000
5.38% Senior Notes, due August 27, 2029	50,000		—
5.49% Senior Notes, due August 27, 2031	50,000		—
Financing arrangements	758		38
Less: Unamortized debt issuance costs	(1,301)		(1,539)
Total debt, excluding obligations under finance leases	476,457		485,249
Less: Current portion, excluding obligations under finance leases	(317,018)	(1)	(316,668)	(2)
Total long-term debt, excluding obligations under finance leases	$159,439		$168,581
(1)Consists of $217,000 from the Uncommitted Credit Facilities (as defined below), $50,000 from the 2.60% Senior Notes, due March 5, 2027, $50,000 from the 5.73% Senior Notes, due April 18, 2027, $380 from financing arrangements and net of unamortized debt issuance costs of $362 expected to be amortized in the next 12 months.
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
The Amended Revolving Credit Facility permits up to $50,000 to be used to fund letters of credit. The Amended Revolving Credit Facility also permits the Company to initiate one or more incremental term loan facilities and/or to increase the revolving loan commitments in an aggregate amount not to exceed $300,000. Subject to certain limitations, each such incremental term loan facility or revolving loan commitment increase will be on terms as agreed to by the Company, the administrative agent and the lenders providing such financing. Outstanding letters of credit were $9,528 and $6,304 as of August 29, 2026 and August 30, 2025, respectively.
Uncommitted Credit Facilities
During fiscal year 2026, the Company either extended or amended its three uncommitted credit facilities. These facilities (collectively, the “Uncommitted Credit Facilities” and, together with the Amended Revolving Credit Facility, the “Credit Facilities”) total $230,000 in aggregate maximum uncommitted availability, under which $217,000 were outstanding at both August 29, 2026 and August 30, 2025, respectively, and are included in Current portion of debt including obligations under finance leases in the Consolidated Balance Sheets. The interest rate on the Uncommitted Credit Facilities is based on the Secured Overnight Financing Rate. Borrowings under the Uncommitted Credit Facilities are due at the end of the applicable interest period, which is typically one month but may be up to six months and may be rolled over to a new interest period at the option of the applicable lender. The Company’s lenders have, in the past, been willing to roll over the principal amount outstanding under the Uncommitted Credit Facilities at the end of each interest period but are not obligated to do so. Each Uncommitted Credit Facility matures within one year of entering into such Uncommitted Credit Facility and contains customary events of default, including a cross-default provision with respect to the Amended Revolving Credit Facility. All of the Uncommitted Credit Facilities are unsecured and rank equally in right of payment with the Company’s other unsecured indebtedness.
During fiscal year 2026, the Company borrowed an aggregate $406,000 and repaid an aggregate $411,000 under the Credit Facilities. As of August 29, 2026 and August 30, 2025, the weighted-average interest rates on borrowings under the Credit Facilities were 4.53% and 5.19%, respectively.
Private Placement Debt
In July 2016, the Company completed the issuance and sale of $100,000 aggregate principal amount of 2.90% Senior Notes, Series B, due July 28, 2026; in March 2020, the Company completed the issuance and sale of $50,000 aggregate principal amount of 2.60% Senior Notes, due March 5, 2027; in April 2024, the Company completed the issuance and sale of $50,000 aggregate principal amount of 5.73% Senior Notes, due April 18, 2027; and in August 2026, the Company completed the issuance and sale of $50,000 aggregate principal amount of 5.38% Senior Notes, Series A, due August 27, 2029, and $50,000 aggregate principal amount of 5.49% Senior Notes, Series B, due August 27, 2031 (collectively, the “Private Placement Debt”). Interest is payable semiannually at the fixed stated interest rates. All of the Private Placement Debt is unsecured.
During fiscal year 2026, the Company paid $100,000 to satisfy its obligation on the 2.90% Senior Notes, due July 28, 2026, which was funded through additional borrowings under the Amended Revolving Credit Facility.
Covenants
Each of the Credit Facilities and the Private Placement Debt imposes several restrictive covenants, including the requirement that the Company maintain (i) in the case of the 2.60% Senior Notes and the 5.73% Senior Notes, a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, amortization and stock-based compensation) of no more than 3.00 to 1.00, (or, at the election of the Company after it consummates a material acquisition, a four-quarter temporary increase to 3.50 to 1.00), (ii) in the case of the Amended

Revolving Credit Facility, the 5.38% Senior Notes and 5.49% Senior Notes, a maximum consolidated net leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, amortization and stock-based compensation) of no more than 3.50 to 1.00 (or, at the election of the Company after it consummates a material acquisition, a four-quarter temporary increase to 4.00 to 1.00) and (iii) in the case of both the Private Placement Debt and the Amended Revolving Credit Facility, a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00. As of August 29, 2026, the Company was in compliance with the operating and financial covenants of the Credit Facilities and the Private Placement Debt.
Maturities of Long-Term Debt

Fiscal Year	Maturities of Long-Term Debt
2027	$100,000
2028	—
2029	50,000
2030	60,000
2031	50,000
Thereafter	—
Total	$260,000
12. LEASES
The Company’s lease portfolio includes certain real estate (CFCs, regional inventory centers, warehouses and manufacturing locations), automobiles and other equipment. See Note 1, “Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for more information on our lease-related accounting policies. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in Operating expenses in the Consolidated Statements of Income.
The components of lease cost for fiscal years 2026, 2025 and 2024 were as follows:

	For the Fiscal Years Ended
	August 29, 2026	August 30, 2025	August 31, 2024
Operating lease cost	$26,946	$26,451	$25,807
Variable lease cost (benefit)	(103)	162	(67)
Short-term lease cost	4,137	4,198	3,871
Finance lease cost:
Amortization of leased assets	227	224	286
Interest on leased liabilities	31	36	25
Total Lease Cost	$31,238	$31,071	$29,922

Supplemental balance sheet information relating to operating and finance leases is as follows:

	Classification	August 29, 2026	August 30, 2025
Assets
Operating lease assets	Operating lease assets	$50,761	$52,464
Finance lease assets (1)	Property, plant and equipment, net	467	429
Total leased assets		$51,228	$52,893
Liabilities
Current
Operating	Current portion of operating lease liabilities	$23,642	$22,236
Finance	Current portion of debt including obligations under finance leases	173	200
Noncurrent
Operating	Noncurrent operating lease liabilities	27,605	30,872
Finance	Long-term debt including obligations under finance leases	317	250
Total lease liabilities		$51,737	$53,558
(1)Finance lease assets are net of accumulated amortization of $301 and $392 as of August 29, 2026 and August 30, 2025, respectively.

	August 29, 2026	August 30, 2025
Weighted-average remaining lease term (in years)
Operating Leases	2.6	2.9
Finance Leases	2.8	2.8
Weighted-average discount rate
Operating Leases	5.1%	5.1%
Finance Leases	5.5%	6.3%
The following table sets forth supplemental cash flow information related to operating and finance leases:

	For the Fiscal Years Ended
	August 29, 2026	August 30, 2025
Operating Cash Outflows from Operating Leases	$27,143	$26,328
Operating Cash Outflows from Finance Leases	31	34
Financing Cash Outflows from Finance Leases	251	237
Leased assets obtained in exchange for new lease liabilities:
Operating Leases	$24,519	$17,303
Finance Leases	306	—

As of August 29, 2026, future lease payments were as follows:

Fiscal Year (1)	Operating Leases	Finance Leases	Total
2027	$25,761	$195	$25,956
2028	16,738	195	16,933
2029	7,786	129	7,915
2030	2,859	7	2,866
2031	1,756	—	1,756
Thereafter	133	—	133
Total Lease Payments	55,033	526	55,559
Less: Imputed Interest	3,786	36	3,822
Present Value of Lease Liabilities (2)	$51,247	$490	$51,737
(1)Future lease payments by fiscal year are based on contractual lease obligations.
(2)Includes the current portion of $23,642 for operating leases and $173 for finance leases.
As of August 29, 2026, the Company’s future lease obligations which had not yet commenced were immaterial. The Company has various arrangements for certain property it owns under which it is the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is immaterial.
13. SHAREHOLDERS’ EQUITY
Common Stock Repurchases and Treasury Stock
In June 2021, the Board of Directors of the Company (the “Board”) terminated the existing share repurchase plan and authorized a new share repurchase plan (the “Share Repurchase Plan”) to purchase up to 5,000 shares of Class A Common Stock. There is no expiration date for the Share Repurchase Plan. As of August 29, 2026, the maximum number of shares of Class A Common Stock that may be repurchased under the Share Repurchase Plan was 1,313 shares. The Share Repurchase Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.
During fiscal years 2026 and 2025, the Company repurchased 162 shares and 496 shares, respectively, of Class A Common Stock for $13,967 and $39,317, respectively. In fiscal years 2026 and 2025, from these totals, 100 shares and 417 shares, respectively, were immediately retired and 62 shares and 79 shares, respectively, were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its stock-based compensation program and are reflected at cost as treasury stock in the Consolidated Financial Statements for fiscal years 2026 and 2025. As of August 30, 2025, the Company had accrued $71 for excise tax on share repurchases which was included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. As of August 29, 2026, no accrual was required.
Shares of Class A Common Stock purchased to satisfy the Company’s associates’ tax withholding liability associated with its stock-based compensation program did not reduce the number of shares that may be repurchased under the Share Repurchase Plan. The Company reissued 47 shares and 59 shares of Class A treasury stock during fiscal years 2026 and 2025, respectively, to fund the Associate Stock Purchase Plan (as defined below) (see Note 14, “Associate Benefit Plans”).
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
Preferred Stock
The Company has authorized 5,000 shares of preferred stock. The Board has the authority to issue the shares of preferred stock. Shares of preferred stock may have priority over Class A Common Stock with respect to dividend or liquidation rights, or both. As of August 29, 2026, there were no shares of preferred stock issued or outstanding.
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
On October 14, 2026, the Board declared a regular cash dividend of $0.89 per share, payable on November 25, 2026, to shareholders of record at the close of business on November 11, 2026. The dividend is expected to result in aggregate payments of $49,714, based on the number of shares outstanding at October 1, 2026.
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
14. ASSOCIATE BENEFIT PLANS
The Company accounts for all stock-based payments in accordance with ASC Topic 718, “Compensation—Stock Compensation,” as amended. Stock-based compensation expense included in Operating expenses in the Consolidated Statements of Income for fiscal years 2026, 2025 and 2024 was as follows:

	For the Fiscal Years Ended
	August 29, 2026	August 30, 2025	August 31, 2024
Stock-based compensation expense (1)	$19,017	$12,551	$18,848
Deferred income tax benefit	(4,697)	(3,130)	(4,773)
Stock-based compensation expense, net	$14,320	$9,421	$14,075
(1)Includes equity award acceleration costs associated with associate severance and separation, which are included in Restructuring and other costs in the Consolidated Statements of Income for fiscal years 2026, 2025 and 2024. See Note 15, “Restructuring and Other Costs” for additional information.
2023 Omnibus Incentive Plan
At the Company’s annual meeting of shareholders held on January 25, 2023, the shareholders approved the MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan (the “2023 Omnibus Incentive Plan”). The 2023 Omnibus Incentive Plan replaced the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (the “Prior Plan”) and, beginning January 25, 2023, all awards are granted under the 2023 Omnibus Incentive Plan. Awards under the 2023 Omnibus Incentive Plan may be made in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, other share-based awards, and performance cash, performance shares or performance units. All outstanding awards under the Prior Plan will continue to be governed by the terms of the Prior Plan. Upon approval of the 2023 Omnibus Incentive

Plan, the maximum aggregate number of shares of Class A Common Stock authorized to be issued under the 2023 Omnibus Incentive Plan was 2,186 shares, of which 1,595 authorized shares of Class A Common Stock were remaining as of August 29, 2026.
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
Restricted Stock Units
A summary of the Company’s non-vested restricted stock unit (“RSU”) award activity under the 2023 Omnibus Incentive Plan and the Prior Plan for fiscal years 2026, 2025 and 2024 is as follows:

	For the Fiscal Years Ended
	August 29, 2026		August 30, 2025		August 31, 2024
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested at the beginning of the year	449	$85.68	431	$88.29	467	$80.98
Granted	227	85.35	237	80.72	192	98.13
Vested	(166)	85.54	(165)	85.04	(194)	80.54
Canceled/Forfeited	(45)	85.15	(54)	86.82	(34)	87.55
Non-vested at the end of the year (1)	465	$85.61	449	$85.68	431	$88.29
(1)Excludes approximately 34, 34 and 35 shares of accrued incremental dividend equivalent rights on outstanding RSUs as of August 29, 2026, August 30, 2025 and August 31, 2024, respectively, granted under the 2023 Omnibus Incentive Plan and the Prior Plan.

Performance Stock Units
A summary of the Company’s non-vested performance share unit (“PSU”) award activity under the 2023 Omnibus Incentive Plan and the Prior Plan (based on target award amounts) for fiscal years 2026, 2025 and 2024 is as follows:

	For the Fiscal Years Ended
	August 29, 2026		August 30, 2025		August 31, 2024
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares		Weighted-Average Grant Date Fair Value
Non-vested PSUs at the beginning of the year	112	$86.28	123	$88.31	112		$81.81
Granted	63	84.79	52	80.52	45		97.78
PSU adjustment (1)	(37)	82.57	—	—	23		74.79
Vested	—	—	(38)	84.96	(46)		74.79
Canceled/Forfeited	(4)	86.29	(25)	86.41	(11)		88.78
Non-vested PSUs at the end of the year (2)	134	$86.61	112	$86.28	123	0	$88.31
(1)PSU adjustment represents the net PSUs awarded above or below their target grants resulting from the achievement of performance goals above or below the performance targets established at grant.
(2)Excludes approximately 7, 2 and 9 shares of accrued incremental dividend equivalent rights on outstanding PSUs as of August 29, 2026, August 30, 2025 and August 31, 2024, respectively, granted under the 2023 Omnibus Incentive Plan and the Prior Plan.

The fair value of each RSU and PSU is the closing stock price on the New York Stock Exchange of Class A Common Stock on the date of grant. RSUs are expensed over the vesting period of each respective grant and PSUs are expensed over the three-year performance period of each respective grant. Forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimated forfeitures. The Company uses historical data to estimate pre-vesting RSU and PSU forfeitures and records stock-based compensation expense only for RSU and PSU awards that are expected to vest. Upon vesting, and, in the case of the PSUs, subject to the achievement of specific performance goals, a portion of the RSU and PSU awards may be withheld to satisfy the statutory income tax withholding obligation, and the remaining RSUs and PSUs will be settled in shares of Class A Common Stock. These awards accrue dividend equivalents on the underlying RSUs and PSUs (in the form of additional stock units) based on dividends declared on Class A Common Stock, and these dividend equivalents are paid to the award recipient in the form of unrestricted shares of Class A Common Stock on the vesting dates of the underlying RSUs and PSUs, subject, in the case of the dividend equivalents on the underlying PSUs, to the same performance vesting requirements. The unrecognized stock-based compensation cost related to the RSUs and PSUs at August 29, 2026 was $26,415 and $5,682, respectively, which are expected to be recognized over a weighted-average period of 2.5 and 1.4 years, respectively.
Stock Options
The aggregate intrinsic value of stock options exercised, which represents the difference between the exercise price and the market value of Class A Common Stock measured at each individual exercise date, during fiscal years 2026, 2025, and 2024 was $0, $623, and $1,912, respectively. As of August 30, 2025, there were approximately 1 (thousand) stock option awards outstanding and exercisable, with an exercise price of $83.21. During fiscal year 2026, all remaining outstanding stock option awards expired and there were no stock option awards outstanding as of August 29, 2026.
Associate Stock Purchase Plan
The Company has established the MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan (the “Associate Stock Purchase Plan”), the terms of which allow for eligible associates (as defined in the Associate Stock Purchase Plan) to participate in the purchase of up to a maximum of five shares of Class A Common Stock at a price equal to 90% of the closing price at the end of each stock purchase period. On January 21, 2026, the shareholders of the Company approved an increase in the authorized but unissued shares of Class A Common Stock reserved for sale under the Associate Stock Purchase Plan from 1,850 shares to 2,150 shares. As of August 29, 2026, approximately 376 shares remained reserved for issuance under the Associate Stock Purchase Plan. During fiscal years 2026 and 2025, associates purchased approximately 47 shares and 59 shares, respectively, of Class A Common Stock at an average per share price of $86.26 and $72.53, respectively.

Savings Plan
The Company maintains a defined contribution plan with both a profit sharing feature and a 401(k) feature, which covers all associates who have completed at least one month of service with the Company. For fiscal years 2026, 2025 and 2024, the Company contributed $9,956, $9,837 and $9,727, respectively, to the plan. The Company contributions are discretionary.
15. RESTRUCTURING AND OTHER COSTS
Optimization of Company Operations and Profitability Improvement
The Company continues to identify opportunities for improvements in its workforce realignment, strategy and staffing, and its focus on performance management, to ensure it has the right skill sets and number of associates to execute its long-term vision. As such, the Company extends voluntary and involuntary severance and separation benefits to certain associates in order to facilitate its workforce realignment. During the first and second quarters of fiscal year 2026, the Company reduced its headcount by eliminating various positions as part of its sales optimization efforts as the Company implemented its refreshed go-to-market strategy. Workforce realignment actions related to this restructuring event were complete as of the end of the Company’s second quarter of fiscal year 2026. In furtherance of the Company’s goal to optimize its cost structure, during the fourth quarter of fiscal year 2026 the Company eliminated certain other positions as part of its efforts to drive productivity and improve operational efficiency. During fiscal year 2025, the Company reduced its headcount by eliminating various positions to optimize its cost structure and improve operational efficiency.
As part of its strategic realignment initiatives to optimize its supply chain and distribution network, the Company engaged consultants in fiscal 2024 and initiated a plan to sell its Columbus CFC. In connection with these initiatives, the Company incurred consulting costs and provided severance and separation benefits to certain associates that qualified as exit and disposal costs under U.S. GAAP.
In addition, from time to time, the Company incurs certain expenses that are an integral component of, and directly attributable to, its restructuring activities, which do not qualify as exit and disposal costs under accounting principles generally accepted in the United States of America. These expenses include professional and consulting-related costs directly associated with the optimization of the Company’s operations and profitability improvement, which are also included in Restructuring and other costs in the Consolidated Statements of Income.
The following table summarizes restructuring and other costs:

	For the Fiscal Years Ended
	August 29, 2026	August 30, 2025	August 31, 2024
Consulting-related costs	$1,241	$5,258	$7,143
Associate severance and separation costs	6,925	5,318	6,765
Equity award acceleration costs associated with severance	513	423	438
Other exit-related costs	—	—	180
Total restructuring and other costs	$8,679	$10,999	$14,526

Liabilities associated with restructuring and other costs are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets and are expected to be paid within the next twelve months. The following table summarizes activity related to liabilities associated with restructuring and other costs:

	Consulting-related costs	Associate severance and separation costs	Other exit-related costs	Total
Balance as of August 31, 2024	$359	$697	$180	$1,236
Additions	5,258	5,318	—	10,576
Payments and other adjustments	(5,322)	(2,618)	(180)	(8,120)
Balance as of August 30, 2025	295	3,397	—	3,692
Additions	1,241	6,925	—	8,166
Payments and other adjustments	(1,536)	(9,091)	—	(10,627)
Balance as of August 29, 2026	$—	$1,231	$—	$1,231
16. COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company’s lease portfolio includes certain real estate (CFCs, regional inventory centers, warehouses and manufacturing locations), automobiles and other equipment. Refer to Note 12, “Leases” for more information.
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
17. SEGMENT REPORTING
The Company operates in one operating and reportable segment which aligns with the Company’s go-to-market strategy as a leading North American distributor of a broad range of industrial products and services. The Company serves a large number of customers in diverse industries through the sale of products and services in categories such as metalworking, MRO, Class C Consumables and OEM. Substantially all of the Company's revenues and long-lived assets are from or in the United States. In accordance with FASB ASU 2023-07, operating segments are sections of the business with separate financial information that is regularly reviewed by the chief operating decision maker ("CODM") in assessing company performance and allocation of resources. As of August 29, 2026, the Company's CODM is the President and Chief Executive Officer. The CODM regularly reviews consolidated operating margin and net income to assess Company performance, drive growth, and allocate resources to strategic priorities. The CODM reviews total assets at the consolidated level to make significant capital expenditure decisions for the Company.
The following table presents selected financial information regarding the Company's single reportable segment for fiscal years 2026, 2025, and 2024:

	For the Fiscal Years Ended
	August 29, 2026	August 30, 2025	August 31, 2024
Net sales	$4,009,703	$3,769,521	$3,820,951
Cost of goods sold	2,370,450	2,233,386	2,248,168
Payroll and payroll-related costs	693,799	697,672	655,311
Freight expense	147,206	150,501	148,523
Depreciation and amortization	99,529	88,388	80,522
Restructuring and other costs	8,679	10,999	14,526
Asset impairment and related charges	43,664	—	—
Other segment items (1)	325,810	287,012	283,514
Income from operations	320,566	301,563	390,387
Operating Margin	8.0%	8.0%	10.2%
Other Income (Expense)
Interest expense	(21,715)	(24,063)	(25,770)
Interest income	936	1,130	412
Other expense, net (2)	(7,742)	(15,052)	(22,280)
Income before provision for income taxes	292,045	263,578	342,749
Provision for income taxes	72,135	65,742	86,792
Net income	$219,910	$197,836	$255,957
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of August 29, 2026. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of August 29, 2026, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 29, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework).

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of August 29, 2026.

Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of the Company’s internal control over financial reporting as of August 29, 2026 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended August 29, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MSC Industrial Direct Co., Inc.

Opinion on Internal Control Over Financial Reporting

We have audited MSC Industrial Direct Co., Inc.’s internal control over financial reporting as of August 29, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, MSC Industrial Direct Co., Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 29, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 29, 2026 and August 30, 2025, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended August 29, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated October 22, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Charlotte, North Carolina
October 22, 2026

ITEM 9B. OTHER INFORMATION.
Insider Trading Arrangements
None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K) during the quarter ended August 29, 2026.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information called for by Item 10 is set forth under the headings “Election of Directors,” “Corporate Governance” and “Information About Our Executive Officers” in the definitive proxy statement for the Company’s 2027 Annual Meeting of Shareholders (the “Proxy Statement”), which is incorporated herein by this reference.
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

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1) Index to Financial Statements
Financial statements filed as a part of this Report are listed on the “Index to Consolidated Financial Statements” at page 31 herein.
(a)(2) Financial Statement Schedules
As of and for the three fiscal years ended, August 29, 2026.

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

10.6
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

10.8
MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 27, 2021 filed on April 7, 2021).†

10.9
Amendment No. 1 to MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 21, 2026). †

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

Exhibit No.	Description
10.14	MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 26, 2023).†
10.15
Form of Restricted Stock Unit Agreement (4-year vesting schedule) under the MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 2, 2023 filed on January 9, 2024).†

10.16
Form of Performance Share Unit Award Agreement for Executives under the MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 2025 filed on October 23, 2025).†

10.17
Form of Performance Share Unit Award Agreement for Executives under the MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 2025 filed on October 23, 2025).†

10.18
Form of Restricted Stock Unit Agreement for Non-Executive Directors under the MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2026 filed on April 1, 2026).†

10.19
Form of Restricted Stock Unit Agreement (5-year vesting schedule) under the MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2024 filed on October 24, 2024).†

10.20
Form of Restricted Stock Unit Agreement (3-year vesting schedule) under the MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2024 filed on October 24, 2024).†

10.21
Form of Restricted Stock Unit Agreement for Board Advisor under the MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2024 filed on October 24, 2024).†

10.22	Form of Performance Share Unit Award Agreement for Executives under the MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan.*†
10.23	Form of Performance Share Unit Award Agreement for Non-Executive Directors under the MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan.*†
10.24	Form of Non-Qualified Stock Option Agreement under the MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan.*†
10.25	MSC Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 30, 2026 filed on July 1, 2026).†
10.26
MSC Industrial Direct Co., Inc. Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 30, 2026 filed on July 1, 2026). †

10.27	Relocation Policy (incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on March 30, 2011).†
10.28	Relocation Reimbursement Agreement & Policy Acknowledgment Form (incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K filed on March 30, 2011).†
10.29	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2016).†
10.30
Board Adviser Agreement, effective as of January 29, 2020, between the Registrant and Roger Fradin (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2020 filed on April 8, 2020).†

10.31	Martina McIsaac Offer Letter, dated July 1, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 16, 2022).†
10.32
John Reichelt Offer Letter, dated April 2, 2025 (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 2025 filed on October 23, 2025).†

10.33
Julie Rockett Offer Letter, dated August 26, 2025 (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 2025 filed on October 23, 2025).†

Exhibit No.	Description
10.34
Jahida Nadi Offer Letter, dated July 15, 2025 (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 2025 filed on October 23, 2025).†

10.35	Walter Siegel Offer Letter, dated April 9, 2026.*†
10.36	Robert Kuhns Offer Letter, dated August 19, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 8, 2026).†
10.37
Confidential Separation and Release Agreement, dated December 31, 2025, between MSC Industrial Direct Co., Inc., Sid Tool Co., Inc. and Erik Gershwind (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on January 5, 2026).†

10.38
Agreement and Release dated July 14, 2026, by and between Sid Tool Co., Inc. and Neal Dongre (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 17, 2026). †

10.39
Reclassification Agreement, dated as of June 20, 2023, by and among the Registrant and the shareholders listed therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2023).

10.40
Registration Rights Agreement, dated as of October 4, 2023, by and among the Registrant and the shareholders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2023).

10.41
MSC Industrial Direct Co., Inc. Deferred Compensation Plan for Non-Executive Directors and Consultants (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 2, 2023 filed on January 9, 2024). †

19.1
MSC Industrial Direct Co., Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 2, 2023 filed on October 25, 2023).

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
97.1
MSC Industrial Direct Co., Inc. Executive Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 2, 2023 filed on October 25, 2023).†

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

Dated: October 22, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MITCHELL JACOBSON	Non-Executive Chairman of the Board of Directors	October 22, 2026
Mitchell Jacobson

/s/ MARTINA MCISAAC	President and Chief Executive Officer and Director	October 22, 2026
Martina McIsaac	(Principal Executive Officer)

/s/ ROBERT KUHNS	Executive Vice President and Chief Financial Officer	October 22, 2026
Robert Kuhns	(Principal Financial Officer and Principal Accounting Officer)

/s/ ROBERT AARNES	Director	October 22, 2026
Robert Aarnes

/s/ ERIK GERSHWIND	Non-Executive Vice Chair of the Board of Directors	October 22, 2026
Erik Gershwind

/s/ LOUISE GOESER	Director	October 22, 2026
Louise Goeser

/s/ MICHAEL KAUFMANN	Director	October 22, 2026
Michael Kaufmann

/s/ STEVEN PALADINO	Director	October 22, 2026
Steven Paladino

/s/ PHILIP PELLER	Director	October 22, 2026
Philip Peller

/s/ RAHQUEL PURCELL	Director	October 22, 2026
Rahquel Purcell

/s/ RUDINA SESERI	Director	October 22, 2026
Rudina Seseri

/s/ REUBEN SLONE	Director	October 22, 2026
Reuben Slone

MSC INDUSTRIAL DIRECT CO., INC.
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Year
Deducted from asset accounts:
For the fiscal year ended August 31, 2024 Allowance for credit losses (2)	$22,747	$7,355	$—	$7,734	$22,368
Deducted from asset accounts:
For the fiscal year ended August 30, 2025 Allowance for credit losses (2)	$22,368	$7,495	$—	$7,498	$22,365
Deducted from asset accounts:
For the fiscal year ended August 29, 2026 Allowance for credit losses (2)	$22,365	$10,739	$—	$10,048	$23,056
(1)Comprised of uncollected accounts charged against the allowance.
(2)Included in accounts receivable.
S-1